Form 10-K
period 2021-12-31
Atlantic Coastal Acquisition Corp.
filed 2022-04-21
CIK 1836274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

Commission file number: 001-40158

Atlantic Coastal Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-4178663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 St Johns Lane, Floor 5 New York, NY	10013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 890-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-third of one redeemable warrant	ACAHU	The Nasdaq Stock Market LLC
Shares of Class A common stock included as part of the units	ACAH	The Nasdaq Stock Market LLC
Warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	ACAHW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The registrant’s units began trading on the Nasdaq Capital Market on March 4, 2021 and the registrant’s shares of common stock and warrants began trading on the Nasdaq Capital Market on April 26, 2021. The aggregate market value of the registrant’s shares of Class A common stock outstanding, other than the shares held by persons who may be deemed affiliates of the registrant as of June 30, 2021, was $333,270,000.

As of April 15, 2022, there were 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (“Annual Report”), which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our ability to complete an initial business combination due to the uncertainty resulting from the recent COVID-19 outbreak;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses, including their industry and geographic location;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	the Trust Account not being subject to claims of third parties;
●	delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities; or
●	our financial performance following our initial public offering or following our initial business combination.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Annual Report or the context otherwise requires, references in this Annual Report to:

●	“common stock” are to our shares of Class A common stock and our shares of Class B common stock;

●	“COVID-19” are to the COVID-19 pandemic;
●	“DGCL” are to the Delaware General Corporation Law as the same may be amended from time to time;
●	“Exchange Act” are to the Exchange Act of 1934, as amended;
●	“founders” are to our sponsor;
●	“founder shares” are to shares of Class B common initially purchased by our founders in a private placement prior to our IPO and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination as described herein;
●	“IPO” or “initial public offering” are to the sale by the Company of 34,500,000 units (which includes 4,500,000 units pursuant to the underwriters’ exercise of the over-allotment option) at an offering price of $10.00 per unit, generating gross proceeds of $345,000,000;
●	“management” or our “management team” are to our executive officers and directors;
●	“Nasdaq” are to the Nasdaq Stock Market;
●	“over-allotment units” are to the sale by the Company of 4,500,000 units to the underwriters pursuant to their exercise of the over-allotment option in full at an offering price of $10.00 per unit, generating gross proceeds of $45,000,000;
●	“private placement warrants” are to the redeemable warrants purchased by our sponsor in a private placement, which private placement warrants are identical to the warrants included in the public units sold in our IPO, subject to certain limited exceptions as described in this Annual Report;
●	“public units” are to the units sold in our IPO (whether they are purchased in our IPO or thereafter in the open market);
●	“public shares” are to shares of our Class A common stock sold as part of the public units in our IPO (whether they are purchased in our IPO or thereafter in the open market);
●	“public warrants” are to our redeemable warrants sold as part of the units in our IPO (whether they are purchased in our IPO or thereafter in the open market);
●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent they purchase public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” are to Atlantic Coastal Acquisition Management LLC, a company affiliated with our executive officer and certain of our directors; and
●	“we,” “us,” “ACAH” or “our company” are to Atlantic Coastal Acquisition Corp.

RISK FACTORS SUMMARY

The following is a summary of risks, uncertainties and other factors related to our Company. You should carefully consider all of the risk factors presented in “Item 1A. Risk Factors” and all other information contained in this Annual Report including the financial statements.

●	We are a blank check company with no operating history and no revenue, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or Atlantic Coastal Acquisition Corp. may not be indicative of future performance of an investment in the Company.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.
●	If we seek stockholder approval of our initial business combination, our founders, executive officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	Because our Trust Account will initially contain $10.00 per share of Class A common stock, public stockholders may be more incentivized to redeem their public shares at the time of our initial business combination.
●	We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.
●	We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your securities, potentially at a loss.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Our search for a target business or businesses, with which we ultimately consummate an initial business combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak, geopolitical conflicts and the status of debt and equity markets.
●	Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

●	Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our executive officers, directors and key personnel, some of whom may join us following our initial business combination. The loss of our executive officers, directors, or key personnel could negatively impact the operations and profitability of our business.
●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect the business, investments and results of our operations.
●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and the warrants will expire worthless.
●	We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of a majority of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
●	The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.
●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	There has been and may in the future be diversity in the capital structure, financial accounting policies, and resultant financial reporting by SPACs, which may impact the market price for our Class A common stock and our ability to complete a business combination.

PART I

Item 1. Business

Introduction

We are a blank check company incorporated on December 7, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete a business combination with any target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

Company History

On March 8, 2021, we completed our initial public offering of 30,000,000 units, with each unit consisting of one public share and one-third of one public warrant, each whole public warrant to purchase one share of common stock at a price of $11.50, raising total gross proceeds of $300,000,000. We granted the underwriters a 45-day option to purchase up to 4,500,000 additional units to cover over-allotments. On April 23, 2021, the underwriters purchased an additional 4,500,000 units pursuant to their exercise of the over-allotment option in full, generating gross proceeds of $45,000,000.

Simultaneous with the consummation of the IPO, we consummated the private placement of an aggregate of 5,466,667 private placement warrants to our sponsor at a price of $1.50 per private placement warrant, generating total proceeds of $8,200,000. In connection with the underwriters’ exercise of their over-allotment option, our sponsor purchased an additional 600,000 private placement warrants, generating additional gross proceeds to us of $900,000. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. Of the gross proceeds received from the IPO and the private placement warrants, $345,000,000 was placed in the trust account (the “Trust Account”).

On April 12, 2021, the staff of the SEC released the SEC Statement. The SEC Statement informed market participants that warrants issued by SPACs may require classification as a liability of the entity measured at fair value, with changes in fair value during each period reported in earnings. At issuance on March 8, 2021 in connection with the IPO, our outstanding warrants were accounted for as equity within our balance sheet. On May 14, 2021, our audit committee concluded, after discussion and evaluation with our management and Marcum LLP (“Marcum”), our independent registered public accounting firm, that our audited balance sheet as of March 8, 2021 filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on March 12, 2021 should no longer be relied upon due to changes required to reclassify our warrants as liabilities to align with the requirements set forth in the SEC Statement. Currently, we classify our warrants as liabilities.

On April 23, 2021, we announced that, commencing April 26, 2021, holders of the units may elect to separately trade the shares of Class A common stock and the warrants included in the units. Those units not separated continued to trade on Nasdaq under the symbol “ACAHU” and the shares of Class A common stock and warrants that were separated trade under the symbols “ACAH” and “ACAHW,” respectively. No fractional warrants were issued upon separation of the units and only whole warrants trade.

On August 9, 2021, we entered into a loan commitment letter (the “Commitment Letter”) with our sponsor, pursuant to which, through September 30, 2022, our sponsor may loan us (upon our request) up to $1,315,000 for costs reasonably related to the consummation of an initial business combination. Any loans made pursuant to the Commitment Letter will not bear any interest, will be unsecured and will be repaid upon the consummation of an initial business combination. In the event that we do not consummate a business combination, all amounts loaned us under the Commitment Letter will be forgiven except to the extent that we have funds available to us outside of the Trust Account. On November 11, 2021, our sponsor amended the provisions commitment to include an additional $1,055,000 in loans through November 15, 2022. As of April 15, 2022, $2,370,000 is outstanding under the Commitment Letter.

On November 15, 2021, our management and our audit committee, after consultation with Marcum, concluded that our previously issued (i) audited balance sheet as of March 8, 2021 filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on March 12, 2021, as previously restated in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 (the “Q1 Form 10-Q”), (ii) unaudited interim financial statements included in the Q1 Form 10-Q, and (iii) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all of our issued Class A common stock as temporary equity and should no longer be relied upon. As such, we restated our financial statements for the Affected Periods in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021, as described therein. Currently, we classify our Class A common stock as temporary equity.

Proposed Business Combination – Terminated

On November 30, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Alpha Merger Sub 1, Inc., a Delaware corporation and our direct wholly-owned subsidiary (“Merger Sub”), and Essentium, Inc., a Delaware corporation (“Essentium”). On February 9, 2022, the foregoing parties entered into a Termination Agreement (as defined below) to terminate the Business Combination Agreement.

Business Combination Agreement

Pursuant to the Business Combination Agreement, on the Closing Date (as defined in the Business Combination Agreement), Merger Sub was to be merged with and into Essentium (the “Essentium Business Combination,” together with the other transactions related thereto, the “Proposed Transactions”), with Essentium surviving the business combination as a wholly-owned direct subsidiary of ACAH.

The foregoing description of the Business Combination Agreement is qualified in its entirety by reference to the full text of the Business Combination Agreement, a copy of which is included as Exhibit 2.1 to this Annual Report, and incorporated herein by reference. The terms of the Essentium Business Combination and the Proposed Transactions, and the subsequent termination of the Business Combination Agreement, are summarized below.

Transaction Support Agreement

Concurrently with the execution of the Business Combination Agreement, the we entered into a Transaction Support Agreement with Essentium and certain of their stockholders, pursuant to which such stockholders agreed to, among other things, vote all of their Essentium securities, whether now owned or hereafter acquired, (i) in favor of the approval and adoption of the Business Combination Agreement and the Proposed Transactions, (ii) in favor of the conversion of the Essentium preferred shares into shares of Essentium common shares in accordance with the Business Combination Agreement, (iii) against any alternative merger, acquisition, consolidation, proposal or other similar transaction, and (iv) against any proposal, action or agreement that would impede, interfere with, delay, postpone or discourage any provision of the Transaction Support Agreement, the Business Combination Agreement or the Proposed Transactions.

The foregoing description of the Transaction Support Agreement is qualified in its entirety by reference to the full text of the Transaction Support Agreement, a copy of which is included as Exhibit 10.10 to this Annual Report, and incorporated herein by reference. In connection with our entry into the Termination Agreement and the termination of the Business Combination Agreement, the Transaction Support Agreement has been terminated in accordance with its terms as of February 9, 2022.

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, we, our sponsor, Atlantic Coastal Finance Company LLC, a special purpose entity created in connection with the loan arrangement described below and wholly-owned subsidiary of our sponsor (“ACF”), Essentium and each of our officers and directors, entered into the Sponsor Letter Agreement (the “Sponsor Letter Agreement”) (which amends and restates the Letter Agreement dated March 3, 2021, among us and each of our officers and directors, the “Prior Letter Agreement”), pursuant to which, among other things, our sponsor agreed to (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby (including the Essentium Business Combination), (ii) be bound by certain other covenants and agreements related to the Essentium Business Combination and (iii) be bound by certain transfer restrictions with respect to its shares in us prior to the closing of the Essentium Business Combination, in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

The foregoing description of the Sponsor Letter Agreement is subject to and qualified in its entirety by reference to the full text of the Transaction Support Agreement, a copy of which is included as Exhibit 10.11 to this Annual Report, and incorporated herein by reference. In connection with our entry into the Termination Agreement and the termination of the Business Combination Agreement, the Sponsor Letter Agreement has been terminated in accordance with its terms as of February 9, 2022, and has been reverted to the form of the Prior Letter Agreement.

Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, we entered into separate Subscription Agreements (the “PIPE Subscription Agreements”) with certain investors, including, ACF, BASF Venture Capital GmbH, J. Goldman Master Fund, L.P, ACM ARRT VII C, LLC (“ACM”), Jonathan Baliff, and Apeiron Investment Group Ltd. (together, the “Subscribers”). Pursuant to the PIPE Subscription Agreements, each Subscriber agreed to subscribe for and purchase, and we agreed to issue and sell to such Subscribers an aggregate of 4,185,000 shares of new common shares for a purchase price of $10.00 per share, for aggregate gross proceeds of approximately $41.9 million (the “PIPE Financing”).

The foregoing description of the PIPE Subscription Agreements is subject to and qualified in its entirety by reference to the full text of the form of PIPE Subscription Agreement, a copy of a form which is included as Exhibit 10.12 to this Annual Report, and incorporated herein by reference. In connection with our entry into the Termination Agreement and the termination of the Business Combination Agreement, the PIPE Subscription Agreements have been terminated in accordance with their respective terms as of February 9, 2022.

Forward Purchase Agreement and Tender Offer

Concurrently with the execution of the Business Combination Agreement, we and ACM entered into (i) an agreement (the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”) and (ii) an agreement (the “Tender Offer Agreement”) pursuant to which we and ACM would jointly commence a tender offer (the “Tender Offer”) to purchase shares of our Class A Common Stock, which Tender Offer would have commenced contemporaneously with the effectiveness of a registration statement on Form S-4.

The foregoing description is only a summary of the Forward Purchase Agreement and the Tender Offer Agreement and is qualified in its entirety by reference to the full text of each agreement, which are included as Exhibits 10.13 and 10.14 to this Annual Report, respectively, and incorporated herein by reference. In connection with our entry into the Termination Agreement and the termination of the Business Combination Agreement, the Forward Purchase Agreement and the Tender Offer Agreement have each been terminated in accordance with their respective terms as of February 9, 2022.

Loan and Security Agreement

Concurrently with the execution of the Business Combination Agreement, ACF entered into a Loan and Security Agreement (the “Loan Agreement”) with Cantor Fitzgerald Securities, an affiliate of one of the placement agents for the PIPE Financing (the “Lender”), pursuant to which ACF would obtain a term loan in the amount of $20 million (the “Loan”) to fund the purchase of its subscription of 2,000,000 of our newly issued Class A common stock (the “ACF Subscription”) under its Subscription Agreement with us immediately prior to the Closing Date. The Loan would mature on the one-year anniversary of the Closing Date and interest would accrue to and would be scheduled to be paid on such anniversary. At the time of funding of the Loan, we would pay the Lender a fee of $4,500,000, which fee was approved by us at our sole discretion for the benefit of ACF.

The Loan would be secured by, among other things, (i) 8,425,000 shares of our Class A common stock (following the conversion of the 8,425,000 founder shares that are held by Sponsor and the transfer of those shares to ACF in connection with the Loan Agreement prior to the funding of the Loan) and (ii) 2,000,000 of newly issued Class A common stock from the ACF Subscription (the “Collateral”). The Loan would be subject to mandatory prepayment, in whole or in part, in the event of any of the following: (i) a suspension of or limitation imposed on trading by Nasdaq on any scheduled trading day (whether by reason of movements in price exceeding limits permitted by Nasdaq or otherwise) relating to the shares of our Class A common stock, (ii) if there is a sale or disposition of the Collateral by ACF or (iii) the loan-to-value ratio in connection with the Collateral is greater than 40% (“LTV Ratio”), such that prepayment is required to the extent necessary for continued compliance with the LTV Ratio. Transfers of the Collateral into the open market would have been permitted under the Lock-Up Agreement, Sponsor Support Agreement and the Loan Agreement (if applicable) and may have occur in the following cases, subject to other applicable restrictions: (i) the sale of any of the Collateral, to the extent necessary, for prepayment for continued compliance with the LTV Ratio and (ii) the transfer of the Collateral from ACF to Lender in connection with an event of default under the Loan Agreement (including the failure to pay the Loan at maturity), such that the transfer restrictions applicable to ACF in connection with the Collateral would not have been applicable to Lender. The Loan Agreement contains representations and warranties, covenants and events of default customary for transactions of this type, subject to certain exceptions.

The Loan Agreement provides that the termination of the Business Combination Agreement relieves the Lender of its obligation to make the loan contemplated by the Loan Agreement.

Termination and Fee Agreement

On February 9, 2022, we, Merger Sub, and Essentium entered into a Termination and Fee Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the parties agreed to mutually terminate the Business Combination Agreement, subject to the conditions set forth in the Termination Agreement. In conjunction with the termination of the Business Combination Agreement, the Transaction Support Agreement, the Sponsor Letter Agreement, the PIPE Subscription Agreements, the Forward Purchase Agreement and the Tender Offer Agreement have also been terminated in accordance with their respective terms. Upon termination, the Sponsor Letter Agreement reverted to the form of the Prior Letter Agreement. In addition, Cantor Fitzgerald Securities was relieved of its obligation to make the loan contemplated by the Loan Agreement due to the termination of the Business Combination Agreement.

The Termination Agreement provides that we will be entitled to receive cash payments or a warrant to acquire Essentium shares (the “Termination Proceeds”), subject to the occurrence of certain events, as follows: (i) the lesser of (a) an amount in cash equal to five percent (5%) of the aggregate gross proceeds to Essentium of all Financing Transactions (as defined in the Termination Agreement) consummated on or prior to March 8, 2023 and (b) $7,500,000, (ii) if Essentium consummates a Sale of the Company (as defined in the Termination Agreement) on or before March 8, 2023, the greater of (a) $2,000,000 and (b) an amount in cash equal to five percent (5%) of the net proceeds received by Essentium upon the consummation of such Sale of the Company, (iii) if Essentium has not consummated a Sale of the Company on or prior to March 8, 2023, a warrant to acquire a number of Essentium shares in an amount equal to five percent (5%) of the Fully Diluted Shares Outstanding (as defined in the Business Combination Agreement) as of February 9, 2022, as adjusted to take into account any stock split, stock dividend or similar event effected with respect to Essentium’s shares on or after the February 9, 2022 and on or prior to the date of the warrant, with an exercise price reflective of an implied equity value for Essentium of $500,000,000 as of the date of the warrant and (iv) if Essentium has not consummated a Sale of the Company on or prior to March 8, 2023, and we determine to redeem our public shares and liquidate or dissolve on or after March 8, 2023 (and do not withdraw such determination), an amount equal to $2,000,000.

The Termination Agreement contains mutual releases by all parties thereto, for all claims known and unknown, relating and arising out of, or relating to, among other things, the Business Combination Agreement, or the transactions contemplated by the Business Combination Agreement, subject to certain exceptions with respect to claims for indemnity or contribution.

The foregoing description of the Termination Agreement is subject to and qualified in its entirety by reference to the full text of the Termination Agreement, a copy of which is included as Exhibit 2.2 to this Annual Report, and incorporated herein by reference. Certain of the Termination Proceeds, when received by us, would be allocable to the payment for fees and expenses of our advisors.

We intend to seek a business combination with another operating company. We intend to focus our search for a suitable initial business combination target in the next-generation mobility sector, but we may pursue an initial business combination target in any stage of its corporate evolution or in any industry, sector or geographic location. As disclosed in the final prospectus relating to our initial public offering, filed on March 5, 2021 and subsequent filings with the SEC, if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A common stock sold as part of the units in our initial public offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of our then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We plan to capitalize on our team’s significant experience in our target sector, as well as our team and our strategic partners’ significant global network of business owners, public and private company executives and board members, investment bankers, private equity investors, attorneys, management consultants and accountants to complete our initial business combination. We believe this approach, and our team’s track record investing and operating in a variety of sub sectors within our target industry, will provide us with compelling opportunities to create and capture value for stockholders. Our independent board members, based on their extensive expertise and knowledge of our target sector, will actively participate in identifying opportunities for our initial business combination.

Additionally, we believe our strategic partners’ significant experience in developing and acquiring transformative technologies, will enhance our ability to source proprietary opportunities and to maximize stockholder value following our initial business combination. Certain of our executive officers and directors serve as executive officers and directors of Atlantic Coastal Acquisition Company II (“ACA II”), which went public in January 2022, and so certain of them may have additional, fiduciary or contractual obligations.

We intend to evaluate compelling opportunities related to mobility markets; digital platforms that expand access to mobility; sensor technologies and enabling components; autonomous computing and fleet management systems; next-generation aviation; new powertrain technologies; sustainable infrastructure as they relate to mobility and industrial applications, all of which we believe complement the core competencies of our team and meet our acquisition criteria. We will seek to maximize stockholder value post-acquisition by implementing strategic initiatives that drive efficient growth, develop company leadership and expand access to capital markets. It is our belief that we are well-positioned to consummate a business combination in the mobility sector with a target who could benefit from our business strategy.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that demonstrates significant value creation opportunities for our stockholders and could benefit from our team’s expertise. Our business combination evaluation process will be informed by our team’s knowledge of the mobility sector and meet certain criteria that we elaborate on in the “Business Combination Criteria” section below. Additionally, we will leverage our global network of business owners, public and private company executives and board members, investment bankers, private equity investors, attorneys, management consultants and accountants, which we believe will provide us with access to attractive business combination opportunities in our target sector. Our team has experience:

●	operating and investing in the mobility and related technology sectors;
●	scaling high growth companies through organic and acquisition-based strategic investments;
●	identifying and developing talented, high performing and resilient management teams;
●	sourcing investment opportunities, structuring complex transactions, and acquiring and selling businesses;
●	fostering relationships with sellers, capital providers and target management teams; and
●	accessing public and private capital markets over multiple business cycles.

Since the termination of our Business Combination Agreement with Essentium, we have not engaged in substantive discussions with any other particular company. We intend to use our mobility sector insight and access to key ecosystem operators to quickly identify a company with a strong competitive position that could benefit from being a public company and our team’s expertise.

Business Combination Criteria

Consistent with our business strategy, we intend to acquire a company in the mobility sector that has a favorable market position and long-term prospects for value creation. As part of our risk-mitigation and investment thesis validation processes, we’ll perform rigorous due diligence, including: financial and operational data analyses, legal documentation reviews, management and key personnel assessments, interviews with key suppliers and channel partners, and inspection of facilities, as applicable. We will use these criteria and guidelines in evaluating business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any or all of these criteria and guidelines.

●	Large Markets. We intend to target companies that operate or will operate in a large addressable market in the mobility sector and related technologies. Our management team and our board have significant expertise in these markets through their past investing and operating activities and therefore are experienced at analyzing and evaluating companies in these markets;
●	High Growth. We intend to target companies that are experiencing high rates of growth or are poised to do so. Companies with such growth rates typically have disruptive technologies, superior products to competitors and the tailwinds from the shifting nature of their underlying market;

●	Competitive Edge. We aim to target companies that are set up for long term growth and as such, have a competitive edge. This may include first to market, network effects, a lead in technology and access to the key customers. A target company’s management team and engineering/technical teams will be a key part of our evaluation. The right combination of management and technical expertise at a target company will be the key to long term success for these types of companies. Our management team and our board have significant experience in understanding such companies and evaluating a company’s management and technical expertise;
●	Access to Unique Opportunities. We intend to acquire a business pursuing high-growth and large consumer and/or commercial markets. Our management, board and special advisors each have access to such companies through proprietary deal flow. We believe our team’s collective experience helping such companies manage growth, manage profitability, access strategic partners and enter new geographies will be attractive to target companies and their investors;
●	Long-Term Attractive Business Models. We intend to acquire a business pursuing high-growth and large consumer or commercial markets where the business model is structured for long run profitability. Our management, our board and our special advisors have experience in identifying such business models and helping such businesses carry out their vision. We will seek out companies that in the long run enjoy high margins, defensible markets and deliver superior returns;
●	ESG Values. We believe that the next generation of mobility solutions will be geared towards Environmental, Social and Corporate Governance principles and that investors are acutely aware of the benefits of these principles. As such, we will acquire a business that is aligned with ESG values and if necessary, help the business move further in that direction. We believe our team has expertise in this area through their previous investing experiences;

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant.

In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the Securities and Exchange Commission, or the SEC. In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information which will be made available to us.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Sourcing of Potential Initial Business Combination Targets

We believe certain privately held companies and their stockholders could benefit from a transaction with us. Business combination targets that are developing core technologies and pursuing disruptive commercialization strategies may need access to stable capital but lack access to public markets. Our team has the necessary technical, operating and transactional expertise to identify attractive acquisition targets who would most benefit from the value we seek to deliver to our stockholders vis-à-vis our initial business combination. The primary sourcing activities of our team will emanate from its access to high quality deal flow that meet our acquisition criteria; the result of successfully investing in, scaling and operating innovative companies.

Our team has established broad networks and strong relationships over their decades of experience in relevant industries. We believe these strengths will give us a competitive advantage during our search process and will ultimately lead to an attractive pool of business combination targets. We intend to be the primary actors in our sourcing activities, reducing the dependency on marketed transactions by third parties. It is our belief that approaching targets directly will lead to a more collaborative process, one that seeks to create value for all stakeholders through the business combination process. It is our intent to source business combination targets that meet and are aligned with the ESG principles commonly understood and described by the United Nations’ Principles for Responsible Investment and the United Nations’ Environment Program Finance Initiative.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm stating that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors will directly or indirectly own founder shares and/or private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to one or more other entities, including ACA II, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers and directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor, founders, officers and directors may sponsor, form, or become an officer or director of, other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. For example, each of Messrs. Ahmad, Eisenberg and Jordan are currently officers and directors of, and Messrs. Dove and Kahlon and Ms. Lord are each directors of, ACA II, and each owes fiduciary duties to ACA II. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis. In particular, affiliates of our sponsor are currently sponsoring ACA II. Any such companies, including ACA II, may present additional conflicts of interest in pursuing an acquisition target.

Lastly, our founders, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our Management Team

Our directors and officers are as follows:

Shahraab Ahmad has been our Chief Executive Officer and Chairman of the Board of Directors since December 2020. Mr. Ahmad also serves as Chief Executive Officer and Chairman of the Board of Directors of ACA II. Prior to this, he most recently served as the Chief Investment Officer for Decca Capital Ltd, a fund founded by Mr. Ahmad that invested across capital structures in the U.S. and Europe from April 2015 until December 2018. Prior to his tenure at Decca Capital Ltd, Mr. Ahmad served as a portfolio manager for Hutchin Hill Capital, LP from 2008 to 2013 and Sailfish Capital Partners, LLC from 2005 to 2008 and J.P. Morgan from 1999 to 2004, where he last co-headed the High Yield Credit trading group. At J.P. Morgan, Mr. Ahmad managed credit portfolios across the U.S. and Europe. Mr. Ahmad holds a B.A. in Mathematics and Economics from Wesleyan University and studied corporate finance at the London School of Economics. We believe Mr. Ahmad’s eight years of experience investing in private technology companies and 20 years of investment experience as an investor across capital structures and hedge fund manager make him well-qualified to serve on our Board of Directors.

Burt Jordan has been our president and a director since December 2020. Mr. Jordan also serves as President and a director of ACA II. Mr. Jordan was an executive at Ford Motor Company (“Ford”) from July 1999 until July 2020, where he most recently served as vice president of Global Purchasing Operations and Supply Chain Sustainability. At Ford, Mr. Jordan was responsible for Ford’s commodity-related and Indirect Purchasing and Supplier Sourcing program around the world for the past 10 years. In June 2020, Mr. Jordan was named the 2020 CPO of the Year by the National Minority Supplier Development Council, which recognized his impactful leadership within Ford and the larger supplier-diversity community. Mr. Jordan holds a B.B.A. in Business Administration from Alma College. We believe Mr. Jordan’s extensive experience as a senior executive of a major automobile corporation and his demonstrated leadership skills make him well-qualified to serve on our Board of Directors.

Anthony D. Eisenberg has been our Chief Strategy Officer since December 2020 and a director since February 2021. Mr. Eisenberg also serves as Chief Strategy Officer and a director of ACA II. Since 2013, Mr. Eisenberg has managed Tappan Street, a multi-strategy family office with expertise in environmental, social and corporate governance principles and private market investments. Since March 2020, Mr. Eisenberg has also served on the board of advisors of Komma, a mobility company targeting the urban mobility vehicle market. From 2013 to 2019, Mr. Eisenberg served on the board of advisors of Michigan Income Principal-Protected Growth Fund, an impact investing fund in partnership with the State of Michigan and the US Department of Treasury and led the firm’s development activities. Mr. Eisenberg began his career in politics working in the Office of U.S. Senator Debbie Stabenow, Patton Boggs and the D.C. based research group Marwood Group, prior to his principal investing career, which began at the hedge fund Christofferson Robb & Company. Mr. Eisenberg holds an M.B.A. in Finance from Georgetown University—The McDonough School of Business, a J.D. from the University of Michigan Law School and a B.B.A. in Finance and Political Science from the University of Miami. We believe Mr. Eisenberg’s experience in public policy and expertise in private market investments makes him well-qualified to serve on our Board of Directors.

Jason Chryssicas has been our Chief Financial Officer since April 2022. Mr. Chryssicas also serves as Chief Financial Officer and a director of ACA II. Over the course of his career, Mr. Chryssicas has served in a variety of leadership positions within financial services and capital markets, including Investor Relations, Investment Banking, Corporate Development and Strategy. Mr. Chryssicas has served in various roles at Cantor Fitzgerald L.P. and BGC Partners Inc. since 2013 including his current role as Head of Investor Relations at both firms. Prior to this, Mr. Chryssicas held positions at Goldman Sachs and Ernst & Young. Mr. Chryssicas holds a B.A. in Accounting from Western Washington University.

Ronald C. Warrington served as our Chief Financial Officer from December 2020 until April 2022. Mr. Warrington has been the managing partner of Sandy Hill Ventures LLC, a venture / private investment firm based in San Francisco, California since 2007. Since 2015, Mr. Warrington has served as a manager and director of Pace Funding, Inc., a technology-based secured lending company. Prior to this, Mr. Warrington was Chairman of the Board of Directors DigitalPersona, Inc., (2013 -2014) a leading worldwide optical biometric company. Previously, Mr. Warrington was a senior partner at Energy & Environmental Economics from 1998 to 2007 and was a lead investor, president and COO of US Public Communications from 1989 to 1991 before its merger and subsequent IPO as Communications Central, Inc. (NASDAQ: CCIX), where he was an independent director from 1992 to 2001.

Ned Sizer has been our Chief Operating Officer since December 2020. Since January 2021, Mr. Sizer has served as the Chief Financial Officer of Sendle, a carbon-neutral courier service company. Previously, he served as Chief Financial Officer of Turo Inc., a peer-to-peer car sharing company with an established platform and marketplace from December 2016. Prior to joining Turo, Mr. Sizer has held several executive leadership positions, including as Chief Financial Officer of Sequoia Consulting Group (January 2015 - November 2016) and Hightail (March 2013 - November 2014). Additionally, Mr. Sizer has held senior leadership positions at Ancestry.com (November 2010 - March 2013), Silver Spring Networks (October 2008 - May 2010) and Omniture (February 2006 - October 2008). Over the course of his career, Mr. Sizer has obtained capital markets, fundraising and mergers and acquisitions experience across several industries. Mr. Sizer received his M.B.A. from Miami University and holds a B.A. in History from DePauw University.

Joanna Lord has served as a member of our Board of Directors since February 2021. Ms. Lord also serves as a director of ACA II. Since June 2021, Ms. Lord has served as the Chief Marketing Officer of Reforge Inc. Prior to joining Reforge, Ms. Lord served as the Chief Marketing Officer of Skyscanner LTD from January 2019 until December 2020 and ClassPass from 2016 to 2019 and the Vice President of Marketing at Porch from 2014 to 2016. Ms. Lord received her M.A. in Communications from Pepperdine University and B.A. in Journalism/Communications from St. Michaels College. We believe Ms. Lord’s 15 years of marketing leadership experience in technology companies makes her well-qualified to serve on our Board of Directors.

Bryan Dove has served as a member of our Board of Directors since March 2021. Mr. Dove also serves as a director of ACA II. Since April 2021, Mr. Dove has served as the Chief Executive Officer of CommerceHub. Additionally, since September 2020, Mr. Dove has served as the Chairperson of Travalyst. Prior to this, Mr. Dove was an executive at Skyscanner LTD from June 2015 until June 2020, where he served as Chief Executive Officer. Mr. Dove was also a director at Skyscanner LTD from 2018 to 2020. Prior to joining Skyscanner, Mr. Dove held several senior leadership positions within the technology industry at Amazon (2014 – 2015), Microsoft (2009 – 2014), and Eclipsys Corporation (2004 – 2009). Bryan also served as a board director at a privately held artificial intelligence company specializing in the real estate and financial sectors (July 2020 – April 2021). We believe Mr. Dove’s experience as a CEO and senior executive leading and scaling high-growth companies makes him well-qualified to serve on our Board of Directors.

Iqbaljit Kahlon has served as a member of our Board of Directors since March 2021. Mr. Kahlon also serves as a director of ACA II. Since June 2014, Mr. Kahlon has served as the managing partner of Tomales Bay Capital, a global investment firm with a focus on innovative companies, and since August 2015, the executive chairman of Hive, an artificial intelligence company specializing in computer vision and deep learning. At Tomales Bay Capital, Mr. Kahlon invested in innovative and technology-based companies including SpaceX. Mr. Kahlon received his M.B.A. from the University of Chicago Booth School of Business and a bachelor’s degree from the University of Michigan. We believe Mr. Kahlon’s experience in investing in innovative and technology-based companies makes him well-qualified to serve on our Board of Directors.

Daniel M. Tapiero has served as a member of our Board of Directors since March 2021. In his 25-year career, he has worked as a portfolio manager and analyst with a number of well-known investors. Since 2019, Mr. Tapiero has served as the Chief Executive Officer and Managing Partner of 1 0T Holdings, a growth equity firm. He is also the Managing Partner of DTAP Capital Advisors, a global macro investment vehicle he launched in 2003, and has been a director at Aries I Acquisition Corporation since May 2021. In 2009, he co-founded Gold Bullion International, an institutional-grade physical precious metals platform, and currently serves as the Chairman of the Board of Directors. In 2007, Mr. Tapiero was also a co-founder along with Stan Druckenmiller and Goldman Sachs of the Agricultural Company of America, one of the largest private farmland REITs in the United States. We believe Mr. Tapiero’s over 25 years of investing experience, his relationships with well-known investors, and knowledge of investing in late-stage companies make him well qualified to serve on our Board of Directors.

In addition to our management team, we are supported by the following special advisor:

Apeiron Investment Group is the family office and merchant banking business of Christian Angermayer. Apeiron Investment Group provides strategic and operational support for a variety of investment initiatives and entrepreneurial pursuits. The firm invests across all phases of a company’s life cycle with an emphasis on early-stage opportunities. Apeiron has investment expertise in financial services, deep technology, life sciences, media & entertainment and real estate technology. Apeiron has several significant portfolio investments, including: ATAI Life Sciences AG, CRYPTOLOGY Asset Group PLC, Rejuveron Life Sciences AG, Presight Capital, Elevate Capital and Apeiron Advisory LTD, which serve specific mandates as part of Apeiron Investment Group’s broader strategy. Apeiron Investment Group also serves as a special advisor to ACA II.

Competitive Strengths

We believe we have the following competitive strengths:

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees. However, there is currently no market for our securities and a market for our securities may not develop. As a result, this purported benefit may not be realized.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek stockholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

Financial Position and Flexibility.

On March 8, 2021 we closed our initial public offering. As of December 31, 2021, we had $189,608 cash available for working capital purposes. As of April 15, 2022, we have $345,023,699 held in the Trust Account available for a business combination. As such, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

Offering Structure

Unlike other blank check companies that sell units comprised of shares of common stock and warrants to purchase a full share of common stock in their initial public offerings, we sold units comprised of one share of our Class A common stock and one-third of one warrant to purchase one share of our Class A common stock upon consummation of our initial business combination. Our management believes that investors in similarly structured blank check offerings, and those likely to invest in our initial public offering, have come to expect the units of such companies to include one share of common stock and another security which would allow the holders to acquire additional shares of common stock. Without the ability to acquire such additional shares of common stock, our management believes the investors would not be willing to purchase units in such companies’ initial public offerings. Accordingly, because, in our case, the ratio of warrant shares to shares of Class A common stock included in a given purchase of units in our initial public offering is less than the proportion of warrant shares to shares of common stock included in a given purchase of units in the typical structure of other blank check initial public offerings, our management believes we will be viewed more favorably by potential target businesses when determining which company to engage in a business combination with. However, our management may be incorrect in this belief.

Effecting an Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our common and preferred equity (if any), new debt, or a combination of these, as the consideration to be paid in effecting a business combination which has not yet been identified. Accordingly, investors in our initial public offering invested without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

We will have until 24 months from the closing of our initial public offering to consummate an initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

We Have Not Identified a Target Business

Since the termination of our Business Combination Agreement with Essentium, we have not selected a target business on which to concentrate our search for a business combination. We do not have any specific business combination under consideration and we have not (nor has anyone on our behalf), directly or indirectly, engaged in substantive discussions with prospective target business with respect to such a transaction. As a result, we cannot assure you that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms or at all.

Sources of Target Businesses

While we have not yet identified an acquisition candidate, we believe based on our combined team’s business knowledge and past experience that there are numerous acquisition candidates. We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our management team. While our founders, executive officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our founders, executive officers and directors believe that the relationships they have developed and their access to their contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our founders, executive officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Our executive officers and directors must present to us all target business opportunities (presented to such executive officer or director solely in his or her capacity as such) that have a fair market value of at least 80% of the value of the Trust Account (excluding any taxes payable on interest earned) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis other than with respect to the agreements with certain advisors disclosed in this Annual Report, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, executive officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement of any out-of-pocket expenses.

Our audit committee will review and approve all reimbursements and payments made to our sponsor, executive officers, directors or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our founders, executive officers, directors or their respective affiliates. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our executive officers’ and directors’ pre-existing fiduciary duties and the limitations that target businesses have an aggregate fair market value of at least 80% of the balance in the Trust Account (excluding any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the “Business Strategy” section, we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;
●	growth potential;

●	brand recognition and potential;
●	experience and skill of management and availability of additional personnel;
●	capital requirements;
●	competitive position;
●	barriers to entry;
●	stage of development of the products, processes or services;
●	existing distribution and potential for expansion;
●	degree of current or potential market acceptance of the products, processes or services;
●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;
●	impact of regulation on the business;
●	regulatory environment of the industry;
●	costs associated with effecting the business combination;
●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and
●	macro competitive dynamics in the industry within which the Company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have an aggregate fair market value equal to at least 80% of the balance of the funds in the Trust Account (excluding any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the Trust Account balance.

We currently anticipate structuring our initial business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our Board of Directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, without voting and, if they do vote, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable as of two business days prior to the consummation of the initial business combination), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable as of two business days prior to the consummation of the initial business combination), in each case subject to the limitations described herein. We will seek stockholder approval if it is required by applicable law or stock exchange listing requirement, provided, that we may also decide to seek stockholder approval for business or other reasons.

Under Nasdaq rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue (other than in a public offering for cash) a number of shares of common stock that would either (a) be equal to or in excess of 20% of the number of shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;
●	any of our directors, officers or substantial security holders (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or
●	the issuance or potential issuance of shares of our common stock will result in our undergoing a change of control.

If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related redemptions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the initial business combination upon such consummation and, if we seek stockholder approval, a majority of the shares of common stock voted at a stockholder meeting are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 15 months from the closing of our initial public offering in order to be able to receive a pro rata share of the Trust Account.

Our founders and our executive officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, including the founder shares, (2) not to redeem any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, we would need 12,937,501 or approximately 37.5%, of the 34,500,000 public shares sold in our initial public offering to be voted in favor of a transaction in order to have our initial business combination approved (assuming all shares were present and entitled to vote at the meeting).

Permitted Purchases of Our Securities

None of our founders, executive officers, directors or their affiliates has indicated any intention to purchase units or shares of Class A common stock from persons in the open market or in private transactions. However, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our founders, directors, executive officers, advisors or any of their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination , although they are under no obligation to do so. None of the funds held in the Trust Account will be used to purchase public shares or public warrants in such transactions. There is no limit on the number of shares or warrants such persons may purchase, or any restriction on the price that they may pay. Any such price per share may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. However, such persons have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

In the event our founders, directors, executive officers, advisors or any of their affiliates determine to make any such purchases of public shares at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the Trust Account will be used to purchase public shares or public warrants in such transactions. If any of our founders, directors, executive officers, advisors or any of their affiliates engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We cannot currently determine whether any of our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as that would be dependent upon several factors, including but not limited to the timing and size of any such purchase. Depending on the circumstances, any of our insiders may decide to make purchases of our securities pursuant to a Rule 10b5-1 plan or may determine that acting pursuant to such a plan is not required under the Exchange Act.

Our founders, executive officers, directors and their affiliates anticipate that they may identify the stockholders with whom they may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our founders, executive officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the business combination.

We do not currently anticipate that purchases of our public shares or public warrants by any of our founders, directors, executive officers, advisors or any of their affiliates, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of our founders, directors, officers, advisors or any of their affiliates will purchase shares of our common stock if such purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights

At any meeting called to approve an initial business combination, public stockholders may seek to redeem their shares of common stock without voting and, if they do vote, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid (which taxes may be paid only from the interest earned on the funds in the Trust Account). Alternatively, we may provide our public stockholders with the opportunity to sell their shares of Class A common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid.

We may also require public stockholders seeking redemption, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder will have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “We may require public stockholders who wish to redeem their shares of Class A common stock in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

The foregoing is different from the procedures historically used by some blank check companies. Traditionally, in order to perfect redemption rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to redeem his shares is irrevocable once the business combination is approved.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their redemption and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months from the closing of our initial public offering to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Corporation to pay taxes (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24 month time period.

Our founders, executive officers and directors have agreed (pursuant to a written letter agreement with us filed as an exhibit to the registration statement filed in connection with our initial public offering) that they will not propose any amendment to our amended and restated certificate of incorporation that would stop our public stockholders from redeeming their shares of Class A common stock in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months from the closing of this unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our founders, any executive officer or director, or any other person.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the 24 month anniversary of the closing of our initial public offering, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to use our reasonable best efforts to have all third parties (including any vendors or other entities we engage after our initial public offering) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the Trust Account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Our underwriters and auditor are the only third parties we are currently aware of that may not execute a waiver. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the Trust Account.

In the event that the proceeds in the Trust Account are reduced below: (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our franchise and income taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in certain instances. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share.

We anticipate notifying the trustee of the Trust Account to begin liquidating such assets promptly after such date and anticipate it will take no more than ten business days to effectuate such distribution. Our founders have waived their rights to participate in any liquidation distribution with respect to the founder shares. There will be no distribution from the Trust Account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the Trust Account and the interest earned on the funds held in the Trust Account that we are permitted to withdraw to pay such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the initial per-share redemption price would be $10.00. The proceeds deposited in the Trust Account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the Trust Account only in the event of our failure to complete a business combination within the required time period or if the stockholders seek to redeem their respective shares upon a business combination which is actually completed by us or upon certain amendments to our charter documents as described elsewhere herein. In no other circumstances shall a stockholder have any right or interest of any kind to or in the Trust Account.

Our founders will not participate in any redemption distribution from our Trust Account with respect to founder shares. Additionally, any loans made by our officers, directors, sponsors or their affiliates for working capital needs will be forgiven and not repaid if we are unable to complete an initial business combination.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return to our public stockholders at least $10.00 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the Trust Account to our public stockholders promptly after fifteen months from the closing of our initial public offering, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of our initial business combination. These provisions, including provisions regarding the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period, cannot be amended without the approval of holders of at least 65% of our common stock. If we seek to amend any provisions of our amended and restated certificate of incorporation that would stop our public stockholders from redeeming or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months from the closing of our initial public offering, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our founders, any executive officer or director, or any other person. Our founders, executive officers and directors have agreed to waive any redemption rights with respect to any common stock held by them, and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the initial business combination upon such consummation and, if we seek stockholder approval, a majority of the shares voted at a stockholder meeting are voted in favor of the business combination;
●	if our initial business combination is not consummated within 24 months from the closing of our initial public offering, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve the Company;
●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and
●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the Trust Account, or that votes as a class with the Class A common stock sold in our initial public offering on any matter.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;
●	our obligation to redeem shares of Class A common stock held by our public stockholders may reduce the resources available to us for a business combination;
●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Human Capital/Employees

We are a blank check company formed for the purpose of effecting our initial business combination. To date, our efforts have been limited to activities related to effecting our initial business combination. We have not yet implemented any material human capital management objectives or human resources programs.

We currently have 5 executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the Company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Our Search For, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a blank check company with no operating history and no revenue, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We currently have no substantive arrangements with any prospective target business concerning our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenue.

Past performance by our management team or Atlantic Coastal Acquisition Corp. II may not be indicative of future performance of an investment in our company.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Certain of our executive officers and directors serve as executive officers and directors of ACA II, which went public in January 2022. Past performance by our management team or Atlantic Coastal Acquisition Corp. (“ACA II”) is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance as indicative of our future performance of an investment in our company or the returns our company will, or is likely to, generate going forward. We entered into a definitive agreement for our initial business combination with Essentium, Inc. on November 30, 2021. Such definitive agreement was subsequently terminated on February 9, 2022. Please see the section of the Annual Report titled “Business — Proposed Business Combination – Terminated” for more information.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

The registration statement for the IPO was declared effective on March 3, 2021. On March 8, 2021, we consummated the IPO of 30,000,000 units, with each unit consisting of one public share and one-third of one public warrant, each whole public warrant to purchase one share of common stock at a price of $11.50, raising total gross proceeds of $300,000,000. On April 23, 2021, the underwriters purchased additional units pursuant to their exercise of the over-allotment option in full, generating gross proceeds of $45,000,000, which is discussed in Note 6.

Simultaneously with the closing of the IPO, we consummated the sale of 5,466,667 private placement warrants at a price of $1.50 per private placement warrant in a private placement to our sponsor, generating total proceeds of $8,200,000. In connection with the underwriters’ exercise of their over-allotment option, our sponsor purchased an additional 600,000 private placement warrants, generating gross proceeds to us of $900,000, which is discussed in Note 4. Transaction costs amounted to $19,122,710 consisting of $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees, and $576,104 of other offering costs.

For the year ended December 31, 2021, cash used in operating activities was $1,521,788. Net loss of $9,716,757 was affected by dividends earned on marketable securities held in Trust Account of $23,699, a change in fair value of the warrant liabilities of $2,115,071, and transaction costs associated with the Initial Public Offering of $428,394. Net changes in operating assets and liabilities provided $5,675,203 of cash for operating activities.

As of December 31, 2021, we had marketable securities held in the Trust Account of $345,023,699 (including approximately $23,699 of interest income) consisting of mutual funds which invest primarily in U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the Trust Account. In addition, as of December 31, 2021, we had cash of $189,608 held outside of the Trust Account.

On August 9, 2021, we issued the Commitment Letter in the principal amount of up to $1,315,000 to our sponsor, and such letter was amended on November 11, 2021, to provide $1,055,000 in working capital loans in addition to the previously provided $1,315,000. The Commitment Letter bears no interest, is unsecured, and is repayable in full upon consummation of our initial business combination. In the event that an initial business combination does not close, all amounts loaned to us under the Commitment Letter will be forgiven except to the extent that we have funds available to us outside of the Trust Account established in connection with our initial public offering.

We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through March 8, 2023, the date that we will be required to cease all operations, except for the purpose of winding up, if a business combination is not consummated.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account (less any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding any taxes payable on interest earned) at the time of the agreement to enter into the initial business combination. This restriction may limit the type and number of companies that we may complete an initial business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the Trust Account.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange rules or if we decide to hold a stockholder vote for business or other reasons. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting, but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding shares of common stock do not approve of the business combination we consummate. Please see “Business—Effecting an Initial Business Combination—Stockholders May Not Have the Ability to Approve an Initial Business Combination” for additional information. Our founders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

If we seek stockholder approval of our initial business combination, our founders, executive officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the founders, executive officers and directors agree to vote their founder shares and any public shares purchased during or after an initial public offering in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our founders, executive officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any common stock held by them in favor of our initial business combination. As a result, in addition to the founder shares held by our founders, executive officers and directors, we would need 12,937,501 or approximately 37.5%, of the 34,500,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all issued and outstanding shares are voted) in order to have such initial business combination approved. We expect that our founders, executive officers and directors, and their permitted transferees will own approximately 20% of the issued and outstanding shares of our common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our Board of Directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with such business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the initial business combination upon the consummation of our initial business combination or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Our amended and restated certificate of incorporation requires us to provide all of our public stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the initial business combination upon the consummation of our initial business combination, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our initial business combination, we may redeem up to that number of shares of Class A common stock that would permit us to maintain net tangible assets of $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the initial business combination upon the consummation of our initial business combination. If our initial business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third-party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate. If you need immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in our Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 24 months from the closing of our initial public offering may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within 24 months from the closing of our initial public offering. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a special purpose acquisition company for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the special purpose acquisition company and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our founders, executive officers and directors have agreed that we must complete our initial business combination within 24 months from the closing of our initial public offering. We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire.

If we are unable to consummate our initial business combination within the require time period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the Trust Account (net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public stockholders from the Trust Account shall be effected as required by function of our amended and restated certificate of incorporation and prior to any voluntary winding up.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation, our founders, directors, executive officers, advisors and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules), our founders, directors, executive officers, advisors or any of their affiliates are permitted to purchase shares of our common stock in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Any such purchase would be required to include a contractual acknowledgement that the selling stockholder, although he may still be the record holder of the shares being sold, would, upon consummation of such sale, no longer be the beneficial owner of such shares and would agree not to exercise the redemption rights applicable to such shares. In the event that our founders, directors, executive officers, advisors or any of their affiliates purchase shares of common stock in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, any such selling stockholders would be required to revoke their prior elections to redeem their shares of Class A common stock prior to the consummation of the transaction.

The purpose of such purchases could be to (1) increase the likelihood of obtaining stockholder approval of the initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Purchases of shares of our Class A common stock in the open market or in privately negotiated transactions by our founders, directors, executive officers, advisors or their affiliates may make it difficult for us to maintain the listing of our Class A common stock on Nasdaq following the consummation of an initial business combination.

If our founders, directors, executive officers, advisors or their affiliates purchase shares of our Class A common stock in the open market or in privately negotiated transactions, the public “float” of our Class A common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on Nasdaq following consummation of the initial business combination.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate their investment, therefore, you may be forced to sell your securities, potentially at a loss.

Our public stockholders shall be entitled to receive funds from the Trust Account only (i) in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, (ii) if they redeem their shares in connection with an initial business combination that we consummate or, (iii) if they redeem their shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to our pre-business combination activity and related stockholders’ rights. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amount in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our consummation of an initial business combination.

We may engage our underwriters from our initial public offering or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Such underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage our underwriters from our initial public offering or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s-length negotiation. Such underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives tied to the consummation of an initial business combination may cause them to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination. We have engaged BTIG, LLC, one of the underwriters from our initial public offering, as placement agent, in connection with our previous proposed initial business combination with Essentium. As of the date of this Annual Report, no fees or other compensation for such placement agent services has been paid to BTIG, LLC or their respective affiliates.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), and if a stockholder or a “group” of stockholders are deemed to hold in excess of 15% of the issued and outstanding shares of our Class A common stock, the stockholders will lose the ability to redeem all such shares in excess of 15% of the issued and outstanding shares of our Class A common stock.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), our amended and restated certificate of incorporation provides that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), would be restricted from seeking redemption rights with respect to an aggregate of more than 15% of the shares of Class A common stock sold in our initial public offering without our prior written consent. Your inability to redeem an aggregate of more than 15% of the shares of Class A common stock sold in our initial public offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least 24 months following the closing of our initial public offering, we may be unable to complete our initial business combination.

The funds available to us outside of the Trust Account, plus the interest earned on the funds held in the Trust Account that may be available to us, may not be sufficient to allow us to operate for at least 24 months following the closing of our initial public offering, assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business.

We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and our warrants will expire worthless.

Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, or we may be subject to restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our Class A common stock, which could cause you to lose some or all of your investment.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present with a particular target business. Factors outside of the target business and outside of our control may, at any time, arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Our independent registered public accounting firm and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce indemnification obligations against our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses) and our sponsor asserts that it is unable to satisfy obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company with the SEC, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Our search for a target business or businesses, with which we ultimately consummate an initial business combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business or businesses which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target business’ personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business or businesses with which we ultimately consummate an initial business combination, may be materially adversely affected.

Although the initial outbreak subsided for a period of time, variant strains of COVID-19 have emerged in different locations around the world, including the Delta and Omicron variants, which appear to be the variants of greatest concern to date. The impact of the Delta, Omicron and other variants cannot be predicted at this time and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against new variants and the response by governmental bodies and regulators.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all. The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s recent military invasion of Ukraine, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, and such geopolitical risks could have an adverse impact on macroeconomic factors.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until 24 months from the closing of our initial public offering. As promptly as reasonably possible following the redemptions we are required to make to our public stockholders in such event, subject to the approval of our remaining stockholders and our Board of Directors, we would dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the Trust Account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

The grant of registration rights to our founders, executive officers and directors may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our founders, executive officers and directors, and their respective permitted transferees, can demand that we register for resale an aggregate of 8,625,000 founder and 6,066,667 private placement warrants and the underlying securities.

We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our founders, executive officers and directors, or their respective permitted transferees, are registered for resale.

Because we are not limited to any particular business or specific geographic location or any specific target business, industry or sector with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations, and there may be additional risks associated with the target business we select for our initial business combination.

Although we intend to focus on the mobility sector, we may pursue acquisition opportunities in any geographic region and in any business industry or sector. Except for the limitations that a target business have a fair market value of at least 80% of the value of the Trust Account (excluding any taxes payable on interest earned) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet identified or approached any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects.

To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target. Accordingly, any stockholders who choose not to redeem their shares and to remain stockholders following the business combination could suffer a reduction in the value of their shares.

We may seek acquisition opportunities outside the mobility sector, which may be outside of our management’s areas of expertise.

We will consider a business combination outside the mobility sector, which may be outside of our management’s areas of expertise, if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholder who chooses to remain a stockholder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these criteria or guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or the rules of Nasdaq, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and our warrants will expire worthless.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Subject to the Nasdaq listing rules requirement that our initial business combination occur with one or more target businesses or assets that together have an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Our Board of Directors will have significant discretion in choosing the standard used to establish the fair market value of the target acquisition. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Resources could be wasted in researching and negotiating acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and our warrants will expire worthless.

We entered into a definitive agreement for our initial business combination with Essentium, Inc. on November 30, 2021. Such definitive agreement was subsequently terminated on February 9, 2022. Please see the section of the Annual Report titled “Business — Proposed Business Combination – Terminated” for more information.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss. Due to the political uncertainty involving Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyber attacks that could either directly or indirectly impact our business and lead to financial loss.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders.

We may, in connection with our initial business combination, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our executive officers, directors and key personnel, some of whom may join us following our initial business combination. The loss of our executive officers, directors, or key personnel could negatively impact the operations and profitability of our business.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have consummated our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us. Additionally, we do not intend to have any full-time employees prior to the consummation of our initial business combination.

The role of such key persons in the target business, however, cannot presently be ascertained. Although some of such persons may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the Company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. Our key personnel may not remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which they may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors serve as an officer or director of ACA II, a blank check company sponsored by affiliates of our sponsor. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Annual Report titled “Directors, Executive Officers and Corporate Governance — Directors and Executive Officers” for more information.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

In particular, affiliates of our sponsor are currently sponsoring ACA II, another blank check company. We may seek to complete a business combination in any location and, although we are focusing on completing a business combination with a business combination target in the mobility sector, we may complete a business combination in any industry and, like us, ACA II may seek to complete a business combination in any location or industry. For example, each of Messrs. Ahmad, Jordan and Eisenberg are currently officers and directors of ACA II, and Messrs. Dove and Kahlon and Ms. Lord are each directors of, ACA II, and each owes fiduciary duties to ACA II. Any such companies, including ACA II, may present additional conflicts of interest in pursuing an acquisition target.

As more fully discussed in “Certain Relationships and Related Transactions, and Director Independence —Conflicts of Interest,” our officers or directors also may become aware of business opportunities, which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties or contractual obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our founders, executive officers or directors, which may raise potential conflicts of interest.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Additionally, in light of the involvement of our founders, executive officers and directors, and each of their affiliates, with other entities, we may decide to acquire one or more businesses affiliated with our founders, executive officers or directors, or any of their affiliates. Our directors also serve as executive officers and board members for other entities. In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. Our founders, executive officers and directors are not currently aware of any specific opportunities for us to consummate our initial business combination with any entities with which they are affiliated, and there have been no discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our initial business combination as set forth in “Business—Effecting an Initial Business Combination—Selection of a Target Business and Structuring of a Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent account firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our founders, executive officers, or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our stockholders, whether or not a conflict of interest may exist.

Since each of our founders, executive officers and directors will lose any investment in us if our initial business combination is not consummated, and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

In December 2020, our sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.0029 per share. Certain of our directors and certain members of our management team currently have a financial interest in our sponsor. The founder shares will be worthless if we do not consummate an initial business combination. In addition, our sponsor purchased 6,066,667 private placement warrants, for an aggregate purchase price of $9,100,000. All of the foregoing private placement warrants (and the underlying securities) will also be worthless if we do not consummate our initial business combination. The personal and financial interests of our founders, executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. In addition, the low acquisition cost of the founder shares creates an economic incentive whereby certain of our directors and certain members of our management team could potentially make a substantial profit even if we acquire a target business that subsequently declines in value and is unprofitable for public investors. This risk may become more acute as the deadline for completing our initial business combination nears.

We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of April 15, 2022, there were 65,500,000 and 1,375,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. As of April 15, 2022, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to extend the time we have to consummate a business combination beyond 24 months from the closing of our initial public offering. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors in the Company;
●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;
●	could cause a change in control if a substantial number of shares of Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete initial business combination. Furthermore, we may issue a substantial number of additional common or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering, and the sale of the private placement warrants, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our initial public offering and the sale of the private placement warrants, $345,023,699 remained available as of April 15, 2022, to complete our initial business combination (which includes up to $12,075,000 for the payment of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination or preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available and it may require more time, effort and resources to identify a suitable target for an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future. The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information typically exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

Our management team and our stockholders may not be able to maintain control of a target business after our initial business combination.

We currently anticipate structuring our initial business combination to acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Unlike many blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it easier for us to consummate our initial business combination with which a substantial majority of our stockholders do not agree.

Since we have no specified percentage threshold for redemption contained in our amended and restated certificate of incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Historically, blank check companies would not be able to consummate an initial business combination if the holders of such company’s public shares voted against a proposed business combination and elected to redeem more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold was typically between 19.99% and 39.99%. As a result, many blank check companies were unable to complete a business combination because the amount of shares voted by their public stockholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with its initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to a tender offer, have entered into privately negotiated agreements to sell their shares to us or our founders, executive officers, directors, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the initial business combination upon the consummation of our initial business combination. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public stockholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise redemption rights, we may either need to reserve part of the Trust Account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the Trust Account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait the full 24 months from the closing of our initial public offering, in order to be able to receive a portion of the Trust Account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the Trust Account.

If we seek stockholder approval of our initial business combination, we intend to offer each public stockholder the option to vote in favor of the proposed business combination and still seek redemption of such stockholders’ shares.

In connection with any meeting held to approve an initial business combination, we intend to offer each public stockholder (but not our founders, officers or directors) the right to have his, her or its shares of Class A common stock redeemed for cash (subject to the limitations described elsewhere in this Annual Report) without voting and, if they do vote, regardless of whether such stockholder votes for or against such proposed business combination. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the initial business combination upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where stockholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

We may require public stockholders who wish to redeem their shares of Class A common stock in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares. In the event that a stockholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem public shares, its shares may not be redeemed.

Additionally, despite our compliance with the proxy rules or tender offer rules, as applicable, stockholders may not become aware of the opportunity to redeem their shares.

Redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We may require public stockholders who wish to redeem their shares of Class A common stock in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our Class A common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private equity groups, venture capital funds, leveraged buyout funds, operating businesses and other blank check companies competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and the warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants and founder shares will be sufficient to consummate our initial business combination, because we have not yet identified a prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination, the election to be excused from its purchase obligations or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Certain agreements related to our initial public offering may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to our initial public offering, the trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreements among us and our founders, executive officers and directors, and the registration rights agreement among us and our founders, executive officer and directors, may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. For example, the underwriting agreement contains a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the Trust Account at the time of signing the definitive agreement for the transaction with such target business (excluding any taxes payable on interest earned) so long as we obtain and maintain a listing for our securities on Nasdaq. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or International Financial Reporting Standard as issued by the International Accounting Standards Board, or IFRS, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 24 month time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We may face risks related to businesses in the mobility sector.

Business combinations with businesses in the mobility sector entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;
●	an inability to manage rapid change, increasing consumer expectations and growth;
●	an inability to build strong brand identity and improve customer satisfaction and loyalty;
●	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;
●	an inability to deal with our customers’ privacy concerns;
●	an inability to attract and retain customers;
●	an inability to license or enforce intellectual property rights on which our business may depend;
●	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;
●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;
●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;
●	competition for the discretionary spending of customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;
●	disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;
●	an inability to obtain necessary hardware, software and operational support; and
●	reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the mobility sector. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect the business, investments and results of our operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the business, investments and results of our operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Risks Related to Our Securities

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered Board of Directors and the ability of our Board of Directors to designate the terms of, and issue new series of, preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

In addition, the founder shares, all of which are held by our initial stockholders, will entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation provides, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee, agent or stockholder to us or our stockholders, (iii) any action asserting a claim against us or our directors, officers or employees arising pursuant to any provision of the DGCL, the amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction over such action or proceeding, then state and federal courts located within the State of Delaware). Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Although we believe this forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Further, if any action, the subject matter of which is within the scope the forum provisions of our amended and restated certificate of incorporation, is filed in a court other than a court of the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

Our amended and restated certificate of incorporation does not purport to require suits brought to enforce a duty or liability created by the Exchange Act to be brought in the Court of Chancery of the State of Delaware or another court of the State of Delaware. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination (unless required by Nasdaq), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors, in accordance with a company’s certificate of incorporation and bylaws, unless such election is made by written consent in lieu of such a meeting. If our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Our Sponsor, as the holder of our Class B Common Stock, will have the right to elect all of our directors prior to our initial business combination, which could delay the opportunity for our stockholders to elect directors.

The holders of the Class B Common Stock have the exclusive right to elect all of our directors prior to our initial business combination. Accordingly, we do not expect to hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination (unless required by Nasdaq). The holders of the Class B Common Stock will also have the exclusive right to vote on the removal of directors prior to our initial business combination.

Investors may view our units as less attractive than those of other blank check companies.

Unlike other blank check companies that sell units comprised of shares and warrants each to purchase one full share in their initial public offerings, we sold units that are each comprised of one share of Class A common stock and one-third of a warrant to purchase one share of Class A common stock. The warrants will expire and be worthless if we do not consummate an initial business combination. Furthermore, only whole warrants may be exercised. As a result, unless you acquire at least three warrants, you will not be able to receive or trade a whole warrant. Accordingly, our stockholders were not issued the same securities as part of their investment as they may have in other blank check company offerings, which may have the effect of limiting the potential upside value of your investment in our Company.

In addition, recently funded blank check company trust accounts initially contain $10.20 per public share. Public stockholders of such blank check companies would receive approximately $10.20 per share compared to approximately $10.00 per share on redemption, which may make investments in such blank check companies more attractive to investors.

Holders of warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the Trust Account, the warrants will expire and holders will not receive any of such proceeds with respect to the warrants. In this case, holders of warrants are treated in the same manner as holders of warrants of blank check companies whose units are comprised of shares and warrants, as the warrants in those companies do not participate in liquidating distributions. Nevertheless, the foregoing may provide a financial incentive to public stockholders to vote in favor of any proposed initial business combination as each of their whole warrants would entitle the holder to purchase one share of Class A common stock, resulting in an increase in their overall economic stake in our company. If a business combination is not approved, the warrants will expire and will be worthless.

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of warrant shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the issuance of the warrant shares is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the warrant shares until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our Company may be reduced or the warrants may expire worthless. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the warrant shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrants shall not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. Notwithstanding the foregoing, the private placement warrants may be exercisable for unregistered warrant shares for cash even if the prospectus relating to the warrant shares issuable upon exercise of the warrants is not current and effective.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption, our management will have the option to require any holder that wishes to exercise his, her or its warrants (including any warrants held by our founders or any of their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of warrant shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of a majority of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under the warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into stock or cash, shorten the exercise period or decrease the number of warrant shares issuable upon exercise of a warrant. Any amendment solely to the private placement warrants shall require the vote or written consent of a majority of the holders of the outstanding private placement warrants.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We sold our units at an offering price of $10.00 per unit, implying an initial value of $10.00 per public share. However, prior to our initial public offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.0029 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $332,925,000, which is the amount we would have for our initial business combination in the Trust Account after payment of $12,075,000 of deferred underwriting commissions, assuming no interest is earned on the funds held in the Trust Account and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, our common stock would have an implied value of $7.72 per share upon consummation of our initial business combination, which would be an 20.7% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in our initial public offering, assuming no value to the public warrants).

Public shares	34,500,000
Founder shares	8,625,000
Total shares	43,125,000

Total funds in trust available for initial business combination (less deferred underwriting commissions)	$332,925,000
Initial implied value per public share	$10.00
Implied value per share upon consummation of initial business combination	$7.72

Our management team and our sponsor may make a profit on any initial business combination, even if any public stockholders who did not redeem their shares would experience a loss on that business combination. As a result, the economic interests of our management team and our sponsor may not fully align with the economic interests of public stockholders.

Like most SPACs, our structure may not fully align the economic interests of our sponsor and those persons, including our officers and directors, who have interests in our sponsor, with the economic interests of our public stockholders. Upon the closing of our initial offering, our sponsor invested in us an aggregate of $9,125,000, comprised of the $25,000 purchase price for the founder shares and the $9,100,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 8,625,000 founder shares owned by our sponsor and our officers and directors would have an aggregate implied value of $86,250,000. Even if the trading price of our common stock was as low as $0.95 per share and the private placement warrants were worthless, the value of the founder shares would be approximately equal to our sponsor’s aggregate initial investment in us. As a result, so long as we complete an initial business combination, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares lose significant value. Accordingly, our sponsor and members of our management team who own interests in our sponsor may have incentives to pursue and consummate an initial business combination quickly, with a risky or not well established target business, and/or on transaction terms favorable to the equityholders of the target business, rather than continue to seek a more favorable business combination transaction that could result in an improved outcome for our public stockholders or liquidate and return all of the cash in the trust to the public stockholders. For the foregoing reasons, you should consider our sponsor’s and management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with an initial business combination.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Our warrants may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We sold warrants to purchase 10,000,000 shares of our Class A common stock, as part of the units offered in our initial public offering, and private placement warrants to purchase an aggregate of 6,066,667 shares of Class A common stock, as part of a private placement.

In each case, the warrants are exercisable at a price of $11.50 per whole share of Class A common stock. To the extent we issue shares of Class A common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least 65% of our issued and outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that amendments to any its provisions relating to our pre-initial business combination activity and related stockholder rights, including the substance and timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period, may be amended if approved by holders of at least 65% of our outstanding common stock. If an amendment to any such provision is approved by the requisite stockholder vote, then the corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended. Prior to the consummation of our initial business combination, we may not issue additional securities that can vote as a class with our public shares on amendments to our amended and restated certificate of incorporation. Our founders, executive officers and directors collectively beneficially own approximately 20% of our outstanding common stock, and they may participate in any vote to amend amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to the consummation of our initial business combination.

Our founders, executive officers and directors own approximately 20% of the issued and outstanding shares of our common stock. In addition, the founder shares, all of which are held by our initial stockholders, will entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

Our founders, executive officers and directors have a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our founders, executive officers and directors own approximately 20% of the issued and outstanding shares of our common stock. None of our founders, executive officers and directors or any of their affiliates has indicated any intention to purchase any public units or shares of Class A common stock from persons in the open market or in private transactions. However, our founders, executive officers, directors or any of their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination our founders, as well as all of our executive officers and directors, have agreed to vote the shares of common stock owned by them immediately prior to our initial public offering, as well as any shares of Class A common stock acquired in our initial public offering or in the aftermarket in favor of such proposed business combination.

In addition, our Board of Directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination (unless required by Nasdaq), in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” Board of Directors, only a portion of the Board of Directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

There is currently a limited market for our securities and an active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market, economic or geopolitical conditions, including as a result of the COVID-19 outbreak. An active trading market for our securities may never develop or, if developed, it may not be sustained. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be established and sustained.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units commenced public trading on the Nasdaq Capital Market on March 4, 2021, and our Class A common stock and warrants commenced separate public trading on April 26, 2021. We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity and a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and Class A common stock and warrants are listed on Nasdaq, our units, Class A common stock and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year before that time, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

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

As a result, included on our audited balance sheet as of December 31, 2021 are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

As a result of such material weakness, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

There has been and may in the future be diversity in the capital structure, financial accounting policies, and resultant financial reporting by SPACs, which may impact the market price for our Class A common stock and our ability to complete a business combination.

As noted above, on April 12, 2021, the staff of the SEC released the SEC Statement informing market participants that warrants issued by SPACs may require classification as a liability of the entity measured at fair value. At issuance on March 8, 2021 in connection with the IPO, our outstanding warrants were accounted for as equity within our balance sheet. On May 14, 2021, our audit committee concluded, after discussion and evaluation with our management and Marcum that our audited balance sheet as of March 8, 2021 filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on March 12, 2021 should no longer be relied upon due to changes required to reclassify our warrants as liabilities to align with the requirements set forth in the SEC Statement. Currently, we classify our warrants as liabilities.

Subsequently, on November 15, 2021, our management and our audit committee, after consultation with Marcum, concluded that our previously issued (i) audited balance sheet as of March 8, 2021 filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on March 12, 2021, as previously restated in our Q1 Form 10-Q, (ii) unaudited interim financial statements included in the Q1 Form 10-Q, and (iii) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all of our issued Class A common stock as temporary equity and should no longer be relied upon. As such, we restated our financial statements for the Affected Periods in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021, as described therein. Currently, we classify our Class A common stock as temporary equity.

Further statements by the SEC relating to accepted accounting of special purpose acquisition companies could result in the correction of accounting errors in previously issued financial statements, restatements of previously issued audited financial statements, the filing of notices that previously issued financial statements may not be relied upon and findings of material weaknesses and significant deficiencies in internal controls over financial reporting.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at 6 St Johns Lane, Floor 5, New York, NY 10013. The cost for this space is included in the $10,000 per-month aggregate fee an affiliate of our sponsor charges us for general and administrative services. We believe, based on rents and fees for similar services in the New York area, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our units, common stock and warrants are each traded on the Nasdaq Capital Market under the symbols “ACAHU,” “ACAH” and “ACAHW,” respectively. Our units commenced public trading on March 4, 2021, and our common stock and warrants commenced separate public trading on April 26, 2021.

Holders

As of April 15, 2022 there was 1 holder of record of our units, 1 holder of record of our separately traded Class A common stock, 2 holders of record of our separately traded warrants, and 5 holders of record of our Class B common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our business combination. The payment of any cash dividends subsequent to our business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offering

In December 2020, our sponsor purchase 8,625,000 shares of our Class B common stock for an aggregate purchase price of approximately $0.0029 per share. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In March 2021, our sponsor transferred 50,000 founder shares to each of Ms. Lord and Messrs. Dove, Kahlon and Tapiero in compensation for their services as independent directors. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of the IPO.

On March 8, 2021, we consummated the IPO of 30,000,000 units, with each unit consisting of one share of Class A common stock and one-third of one public warrant. Each whole public warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $300,000,000. BTIG, LLC acted as sole book-running manager. The securities sold in the initial public offering were registered under the Securities Act on a Registration Statement on Form S-1 (No. 333-253003), which was declared effective by the SEC on March 3, 2021. We granted the underwriters a 45-day option to purchase up to 4,500,000 additional units to cover over-allotments, if any. On April 23, 2021, the underwriters purchased an additional 4,500,000 units pursuant to their exercise of the over-allotment option in full, generating gross proceeds of $45,000,000.

Simultaneous with the consummation of the IPO, we consummated the private placement of an aggregate of 5,466,667 private placement warrants to our sponsor at a price of $1.50 per private placement warrant, generating total proceeds of $8,200,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In connection with the underwriters’ exercise of their over-allotment option, our sponsor purchased an additional 600,000 private placement warrants, generating gross proceeds to us of $900,000. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. Of the gross proceeds received from the IPO and the private placement warrants, $345,000,000 was placed in the Trust Account established in connection with the initial public offering.

Transaction costs amounted to $19,122,710, consisting of $6,900,000 in underwriting discount, $12,075,000 in deferred underwriting discount and $576,104 of other offering costs. In addition, $189,608 of cash is held outside of the Trust Account and is available for working capital purposes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account not previously released to us (less taxes payable) to complete our initial business combination. We may withdraw interest to pay our franchise and income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest dividends on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the year ended December 31, 2021, we had a net loss of $9,716,757, which consists of operational costs of $7,625,385 and change in fair value of warrant liabilities of $2,115,071, offset by interest earned on marketable securities held in Trust Account of $23,699.

For the period from December 7, 2020 (inception) through December 31, 2020, we had a net loss of $1,000, which consists of operational costs.

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

For the year ended December 31, 2021, cash used in operating activities was $1,521,788. Net loss of $9,716,757 was affected by dividends earned on marketable securities held in Trust Account of $23,699, and the change in fair value of the warrant liabilities of $2,115,071. Net changes in operating assets and liabilities provided $5,675,203 of cash for operating activities.

For the period from December 7, 2020 (inception) through December 31, 2020, cash used in operating activities was $0. Net loss of $1,000 was affected by changes in operating assets and liabilities provided $1,000 of cash for operating activities.

As of December 31, 2021, we had marketable securities held in the Trust Account of $345,023,699 (including approximately $23,699 of interest income) consisting of mutual funds which invest primarily in U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of December 31, 2021, we had cash of $189,608. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

As of December 31, 2021, the Company had cash of $189,608 not held in the Trust Account and available for working capital purposes and accrued liabilities of $5,941,857.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through March 8, 2023, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements – Going Concern, the Company has until March 8, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before March 8, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination or obtain an extension on or prior to March 8, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 8, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Atlantic Coastal Acquisition Management LLC a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on March 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the year ended December 31, 2021, the Company incurred $100,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying December 31, 2021, balance sheet.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net (loss) income Per Common Share

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06 to simplify accounting for certain financial instruments ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations, or cash flows.

Management does not believe that any other recently issued accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Annual Report, our directors and officers are as follows:

Name	Age	Title
Shahraab Ahmad	45	Chief Executive Officer and Chairman of the Board of Directors
Burt Jordan	55	President and Director
Anthony D. Eisenberg	40	Chief Strategy Officer and Director
Jason Chryssicas	37	Chief Financial Officer
Ned Sizer	56	Chief Operating Officer
Joanna Lord	39	Director
Bryan Dove	42	Director
Iqbaljit Kahlon	36	Director
Daniel M. Tapiero	53	Director

Shahraab Ahmad has been our Chief Executive Officer and Chairman of the Board of Directors since December 2020. Mr. Ahmad also serves as Chief Executive Officer and Chairman of the Board of Directors of ACA II. Prior to this, he most recently served as the Chief Investment Officer for Decca Capital Ltd, a fund founded by Mr. Ahmad that invested across capital structures in the U.S. and Europe from April 2015 until December 2018. Prior to his tenure at Decca Capital Ltd, Mr. Ahmad served as a portfolio manager for Hutchin Hill Capital, LP from 2008 to 2013 and Sailfish Capital Partners, LLC from 2005 to 2008 and J.P. Morgan from 1999 to 2004, where he last co-headed the High Yield Credit trading group. At J.P. Morgan, Mr. Ahmad managed credit portfolios across the U.S. and Europe. Mr. Ahmad holds a B.A. in Mathematics and Economics from Wesleyan University and studied corporate finance at the London School of Economics. We believe Mr. Ahmad’s eight years of experience investing in private technology companies and 20 years of investment experience as an investor across capital structures and hedge fund manager make him well-qualified to serve on our Board of Directors.

Burt Jordan has been our president and a director since December 2020. Mr. Jordan also serves as President and a director of ACA II. Mr. Jordan was an executive at Ford Motor Company (“Ford”) from July 1999 until July 2020, where he most recently served as vice president of Global Purchasing Operations and Supply Chain Sustainability. At Ford, Mr. Jordan was responsible for Ford’s commodity-related and Indirect Purchasing and Supplier Sourcing program around the world for the past 10 years. In June 2020, Mr. Jordan was named the 2020 CPO of the Year by the National Minority Supplier Development Council, which recognized his impactful leadership within Ford and the larger supplier-diversity community. Mr. Jordan holds a B.B.A. in Business Administration from Alma College. We believe Mr. Jordan’s extensive experience as a senior executive of a major automobile corporation and his demonstrated leadership skills make him well-qualified to serve on our Board of Directors.

Anthony D. Eisenberg has been our Chief Strategy Officer since December 2020 and a director since February 2021. Mr. Eisenberg also serves as Chief Strategy Officer and a director of ACA II. Since 2013, Mr. Eisenberg has managed Tappan Street, a multi-strategy family office with expertise in environmental, social and corporate governance principles and private market investments. Since March 2020, Mr. Eisenberg has also served on the board of advisors of Komma, a mobility company targeting the urban mobility vehicle market. From 2013 to 2019, Mr. Eisenberg served on the board of advisors of Michigan Income Principal-Protected Growth Fund, an impact investing fund in partnership with the State of Michigan and the US Department of Treasury and led the firm’s development activities. Mr. Eisenberg began his career in politics working in the Office of U.S. Senator Debbie Stabenow, Patton Boggs and the D.C. based research group Marwood Group, prior to his principal investing career, which began at the hedge fund Christofferson Robb & Company. Mr. Eisenberg holds an M.B.A. in Finance from Georgetown University—The McDonough School of Business, a J.D. from the University of Michigan Law School and a B.B.A. in Finance and Political Science from the University of Miami. We believe Mr. Eisenberg’s experience in public policy and expertise in private market investments makes him well-qualified to serve on our Board of Directors.

Jason Chryssicas has been our Chief Financial Officer since April 2022. Mr. Chryssicas also serves as Chief Financial Officer and a director of ACA II. Over the course of his career, Mr. Chryssicas has served in a variety of leadership positions within financial services and capital markets, including Investor Relations, Investment Banking, Corporate Development and Strategy. Mr. Chryssicas has served in various roles at Cantor Fitzgerald L.P. and BGC Partners Inc. since 2013 including his current role as Head of Investor

Relations at both firms. Prior to this, Mr. Chryssicas held positions at Goldman Sachs and Ernst & Young. Mr. Chryssicas holds a B.A. in Accounting from Western Washington University.

Ronald C. Warrington served as our Chief Financial Officer from December 2020 until April 2022. Mr. Warrington has been the managing partner of Sandy Hill Ventures LLC, a venture / private investment firm based in San Francisco, California since 2007. Since 2015, Mr. Warrington has served as a manager and director of Pace Funding, Inc., a technology-based secured lending company. Prior to this, Mr. Warrington was Chairman of the Board of Directors DigitalPersona, Inc., (2013 -2014) a leading worldwide optical biometric company. Previously, Mr. Warrington was a senior partner at Energy & Environmental Economics from 1998 to 2007 and was a lead investor, president and COO of US Public Communications from 1989 to 1991 before its merger and subsequent IPO as Communications Central, Inc. (NASDAQ: CCIX), where he was an independent director from 1992 to 2001.

Ned Sizer has been our Chief Operating Officer since December 2020. Since January 2021, Mr. Sizer has served as the Chief Financial Officer of Sendle, a carbon-neutral courier service company. Previously, he served as Chief Financial Officer of Turo Inc., a peer-to-peer car sharing company with an established platform and marketplace from December 2016. Prior to joining Turo, Mr. Sizer has held several executive leadership positions, including as Chief Financial Officer of Sequoia Consulting Group (January 2015 - November 2016) and Hightail (March 2013 - November 2014). Additionally, Mr. Sizer has held senior leadership positions at Ancestry.com (November 2010 - March 2013), Silver Spring Networks (October 2008 - May 2010) and Omniture (February 2006 - October 2008). Over the course of his career, Mr. Sizer has obtained capital markets, fundraising and mergers and acquisitions experience across several industries. Mr. Sizer received his M.B.A. from Miami University and holds a B.A. in History from DePauw University.

Joanna Lord has served as a member of our Board of Directors since February 2021. Ms. Lord also serves as a director of ACA II. Since June 2021, Ms. Lord has served as the Chief Marketing Officer of Reforge Inc. Prior to joining Reforge, Ms. Lord served as the Chief Marketing Officer of Skyscanner LTD from January 2019 until December 2020 and ClassPass from 2016 to 2019 and the Vice President of Marketing at Porch from 2014 to 2016. Ms. Lord received her M.A. in Communications from Pepperdine University and B.A. in Journalism/Communications from St. Michaels College. We believe Ms. Lord’s 15 years of marketing leadership experience in technology companies makes her well-qualified to serve on our Board of Directors.

Bryan Dove has served as a member of our Board of Directors since March 2021. Mr. Dove also serves as a director of ACA II. Since April 2021, Mr. Dove has served as the Chief Executive Officer of CommerceHub. Additionally, since September 2020, Mr. Dove has served as the Chairperson of Travalyst. Prior to this, Mr. Dove was an executive at Skyscanner LTD from June 2015 until June 2020, where he served as Chief Executive Officer. Mr. Dove was also a director at Skyscanner LTD from 2018 to 2020. Prior to joining Skyscanner, Mr. Dove held several senior leadership positions within the technology industry at Amazon (2014 – 2015), Microsoft (2009 – 2014), and Eclipsys Corporation (2004 – 2009). Bryan also served as a board director at a privately held artificial intelligence company specializing in the real estate and financial sectors (July 2020 – April 2021). We believe Mr. Dove’s experience as a CEO and senior executive leading and scaling high-growth companies makes him well-qualified to serve on our Board of Directors.

Iqbaljit Kahlon has served as a member of our Board of Directors since March 2021. Mr. Kahlon also serves as a director of ACA II. Since June 2014, Mr. Kahlon has served as the managing partner of Tomales Bay Capital, a global investment firm with a focus on innovative companies, and since August 2015, the executive chairman of Hive, an artificial intelligence company specializing in computer vision and deep learning. At Tomales Bay Capital, Mr. Kahlon invested in innovative and technology-based companies including SpaceX. Mr. Kahlon received his M.B.A. from the University of Chicago Booth School of Business and a bachelor’s degree from the University of Michigan. We believe Mr. Kahlon’s experience in investing in innovative and technology-based companies makes him well-qualified to serve on our Board of Directors.

Daniel M. Tapiero has served as a member of our Board of Directors since March 2021. In his 25-year career, he has worked as a portfolio manager and analyst with a number of well-known investors. Since 2019, Mr. Tapiero has served as the Chief Executive Officer and Managing Partner of 1 0T Holdings, a growth equity firm. He is also the Managing Partner of DTAP Capital Advisors, a global macro investment vehicle he launched in 2003, and has been a director at Aries I Acquisition Corporation since May 2021. In 2009, he co-founded Gold Bullion International, an institutional-grade physical precious metals platform, and currently serves as the Chairman of the Board of Directors. In 2007, Mr. Tapiero was also a co-founder along with Stan Druckenmiller and Goldman Sachs of the Agricultural Company of America, one of the largest private farmland REITs in the United States. We believe Mr. Tapiero’s over 25 years of investing experience, his relationships with well-known investors, and knowledge of investing in late-stage companies make him well qualified to serve on our Board of Directors.

Special Advisor

In addition to our management team, we are supported by the following special advisor:

Apeiron Investment Group is the family office and merchant banking business of Christian Angermayer. Apeiron Investment Group provides strategic and operational support for a variety of investment initiatives and entrepreneurial pursuits. The firm invests across all phases of a company’s life cycle with an emphasis on early-stage opportunities. Apeiron has investment expertise in financial services, deep technology, life sciences, media & entertainment and real estate technology. Apeiron has several significant portfolio investments, including: ATAI Life Sciences AG, CRYPTOLOGY Asset Group PLC, Rejuveron Life Sciences AG, Presight Capital, Elevate Capital and Apeiron Advisory LTD, which serve specific mandates as part of Apeiron Investment Group’s broader strategy. Apeiron Investment Group also serves as a special advisor to ACA II.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of seven (7) members and is divided into three classes, Class I, Class II, and Class III, with members of each class serving staggered three-year terms.

Our Board of Directors is divided into the following classes:

●	Class I, which consists of Shahraab Ahmad and Bryan Dove, whose terms will expire at our first annual meeting of stockholders;
●	Class II, which consists of Burt Jordan, Iqbaljit Kahlon and Joanna Lord, whose terms will expire at our second annual meeting of stockholders; and
●	Class III, which consists of Anthony D. Eisenberg and Daniel M Tapiero, whose terms will expire at our third annual meeting of stockholders.

At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, a Corporate Secretary, and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. Each of our audit committee, our compensation committee and our nominating and corporate governance committee is composed solely of independent directors. Our Board of Directors adopted a charter for each of these committees, which complies with the applicable requirements of current Nasdaq rules. We intend to comply with future requirements to the extent they are applicable to us. Copies of the charters for each committee are available on the investor relations portion of our website.

Audit Committee

Our audit committee members are Iqbaljit Kahlon, Joanna Lord and Daniel M. Tapiero. Our Board of Directors has determined that each of the members satisfies the independence requirements of Nasdaq and Rule 10A-3 under the Exchange Act. Each member of our audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, our Board of Directors has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

Daniel M. Tapiero serves as the chair of our audit committee. Our Board of Directors has determined that Mr. Tapiero qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq listing rules. In making this determination, our board has considered Mr. Tapiero’s formal education and previous experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

The functions of this committee, which are specified in our Audit Committee Charter, include, among other things:

●	evaluating the performance, independence, and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;
●	reviewing our financial reporting processes and disclosure controls;
●	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;
●	reviewing the adequacy and effectiveness of our internal control policies and procedures, including the responsibilities, budget, staffing, and effectiveness of our internal audit function;
●	reviewing with the independent auditors the annual audit plan, including the scope of audit activities and all critical accounting policies and practices to be used by us;
●	obtaining and reviewing at least annually a report by our independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;
●	monitoring the rotation of partners of our independent auditors on our engagement team as required by law;
●	prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;
●	reviewing our annual and quarterly financial statements and reports, including the disclosures contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;
●	reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy, and effectiveness of our financial controls and critical accounting policies;
●	reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;
●	establishing procedures for the receipt, retention, and treatment of complaints received by us regarding financial controls, accounting, auditing, or other matters;
●	preparing the report that the SEC requires in our annual proxy statement;
●	reviewing and providing oversight of any related person transactions in accordance with our related person transaction policy and reviewing and monitoring compliance with legal and regulatory responsibilities, including our code of business conduct and ethics;
●	reviewing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and

●	reviewing and evaluating on an annual basis the performance of the audit committee and the audit committee charter.

We believe that the composition and functioning of our audit committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Compensation Committee

Our compensation committee members are Iqbaljit Kahlon and Daniel M. Tapiero. Iqbaljit Kahlon serves as the chair of our compensation committee. Our Board of Directors has determined that each of the members of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and satisfies the independence requirements of Nasdaq.

The functions of this committee, which are specified in our Compensation Committee Charter, include, among other things:

●	reviewing and approving the corporate objectives that pertain to the determination of executive compensation;
●	reviewing and approving the compensation and other terms of employment of our executive officers;
●	reviewing and approving performance goals and objectives relevant to the compensation of our executive officers and assessing their performance against these goals and objectives;
●	making recommendations to our Board of Directors regarding the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by our Board of Directors;
●	reviewing and making recommendations to our Board of Directors regarding the type and amount of compensation to be paid or awarded to our non-employee board members;
●	reviewing and assessing the independence of compensation consultants, legal counsel, and other advisors as required by Section 10C of the Exchange Act;
●	administering our equity incentive plans;
●	reviewing and approving the terms of any employment agreements, severance arrangements, change in control protections, indemnification agreements, and any other material arrangements for our executive officers;
●	reviewing with management our disclosures under the caption “Compensation Discussion and Analysis” in our periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;
●	preparing an annual report on executive compensation that the SEC requires in our annual proxy statement; and
●	reviewing and evaluating on an annual basis the performance of the compensation committee and recommending such changes as deemed necessary with our Board of Directors.

We believe that the composition and functioning of our compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee members are Bryan Dove and Joanna Lord. Our board of directors has determined that each of the members of our nominating and corporate governance committee satisfies the independence requirements of Nasdaq. Bryan Dove serves as the chair of our nominating and corporate governance committee.

The functions of this committee include, among other things:

●	identifying, reviewing, and making recommendations of candidates to serve on our Board of Directors;
●	evaluating the performance of our Board of Directors, committees of our Board of Directors, and individual directors and determining whether continued service on our board is appropriate;
●	evaluating nominations by stockholders of candidates for election to our Board of Directors;
●	evaluating the current size, composition, and organization of our Board of Directors and its committees and making recommendations to our Board of Directors for approvals;
●	developing a set of corporate governance policies and principles and recommending to our Board of Directors any changes to such policies and principles;
●	reviewing issues and developments related to corporate governance and identifying and bringing to the attention of our Board of Directors current and emerging corporate governance trends; and
●	reviewing periodically the nominating and corporate governance committee charter, structure, and membership requirements and recommending any proposed changes to our Board of Directors, including undertaking an annual review of its own performance.

We believe that the composition and functioning of our nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Director Nominations

Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Business Conduct and Ethics for Employees, Executive Officers, and Directors

Our board of directors have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, applicable to all of our employees, executive officers, and directors. A copy of our Code of Business Conduct and Ethics was filed as an exhibit to the registration statement filed in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Executive Officer and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us. No compensation will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, executive officers, directors or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the Board of Directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2022, by:

●	each person known by us to be the beneficial owner of 5% or more of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock;
●	and all our executive officers and directors as a group.

The following table sets forth information regarding the beneficial ownership of our Class A common stock, our Class B common stock, and our Class A common stock and Class B common stock voting together as a single group. The percentage ownership of our common stock is based on 43,125,000 shares of our common stock outstanding as of April 15, 2022, consisting of 34,500,000 shares of our Class A common stock and 8,625,000 shares of our Class B common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the warrants offered in our IPO or the private placement warrants as such warrants are not exercisable within 60 days of April 15, 2022.

	Class A Common Stock Beneficially		Class B Common Stock Beneficially
Name and Address of Beneficial	Owned		Owned(2)
Owner(1)	Number of Shares	%	Number of Shares	%	% of Total Voting Power
Directors and Executive Officers
Atlantic Coastal Acquisition Management LLC(3)	—	—	8,425,000	97.7%	19.5%
Shahraab Ahmad(3)	—	—	8,425,000	97.7%	19.5%
Burt Jordan(4)	—	—	—	—	—
Anthony D. Eisenberg(4)	—	—	—	—	—
Jason Chryssicas(4)	—	—	—	—	—
Ned Sizer(4)	—	—	—	—	—
Joanna Lord	—	—	50,000	*	*
Bryan Dove(4)	—	—	50,000	*	*
Iqbaljit Kahlon(4)	—	—	50,000	*	*
Daniel M. Tapiero	—	—	50,000	*	*
All executive officers and directors as a group (9 persons)	—	—	8,625,000	100.0%	20.0%
Five Percent Holders
Tenor Capital Management Company, L.P.(5)	3,000,000	8.7%	—	—	7.0%
Nomura Holdings, Inc.(6)	1,800,000	5.2%	—	—	4.2%
Fir Tree Capital Management LP(7)	1,800,000	5.2%	—	—	4.2%

* Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Atlantic Coastal Acquisition Corp., 6 St Johns Lane, Floor 5, New York, NY 10013.
(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such Class B common stock will automatically convert into Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.
(3)	Atlantic Coastal Acquisition Management LLC, our sponsor, is the record holder of the shares reported herein. Shahraab Ahmad is the manager and the majority owner of our sponsor. Accordingly, Mr. Ahmad may be deemed to beneficially own all of the shares held by our sponsor. Mr. Ahmad disclaims beneficial ownership of any securities held by our sponsor except to the extent of his pecuniary interest therein.
(4)	Does not include any shares held by our sponsor. This individual is a member of our sponsor but does not have voting or dispositive control over the shares held by our sponsor.
(5)	The information reported is based on a Schedule 13G filed on December 10, 2021. According to the Schedule 13G, as of December 3, 2021, each of Tenor Capital Management Company, L.P. Tenor Opportunity Master Fund, Ltd. and Robin Shah has shared voting and dispositive power over 3,000,000 units convertible into 3,000,000 shares and warrants exercisable for 1,000,000 shares of our Class A common stock. The address for Tenor Capital Management Company, L.P. Tenor Opportunity Master Fund, Ltd. and Robin Shah is 810 Seventh Avenue, Suite 1905, New York, NY 10019.
(6)	The information reported is based on a Schedule 13G filed on February 14, 2022. According to the Schedule 13G, as of December 31, 2021, each of Nomura Holdings, Inc. and Nomura Global Financial Products, Inc. has shared voting and dispositive power over 1,800,000 shares of our Class A common stock. The address for Nomura Holdings, Inc. is 13-1, Nihonbashi 1-chome, Chuo-ku, Tokyo 103-8645, Japan. The address for Nomura Global Financial Products, Inc. is Worldwide Plaza, 309 West 49th Street, New York, NY 10019.

(7)	The information reported is based on a Schedule 13G filed on February 14, 2022. According to the Schedule 13G, as of December 31, 2021, Fir Tree Capital Management LP has sole voting and dispositive power over 1,800,000 shares of our Class A common stock. The address for Fir Tree Capital Management LP is 55 West 46th Street, 29th Floor New York, NY 10036.

Our initial stockholders beneficially own 20% of the issued and outstanding shares of our common stock. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions, including approval of our initial business combination.

The holders of the founder shares have agreed: (A) to vote any shares owned by them in favor of any proposed initial business combination; and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination or in connection with a tender offer.

Our executive officers have interests in our sponsor and therefore indirect interests in the founder shares and private placement warrants.

Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Restrictions on Transfers of Founder Shares and Private Placement Warrants

Subject to certain limited exceptions, our sponsor, founders, executive officers and directors have agreed not to transfer, assign or sell any of their founder shares until one year after the date of the consummation of our initial business combination. Notwithstanding the foregoing, (1) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (2) if we consummate a liquidation, merger, stock exchange or other similar transaction after our initial business combination which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, then all of such shares will be released from the lock-up. Any permitted transferees would be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares.

During the applicable lock-up period, the holders of the founder shares, private placement warrants or the securities underlying the private placement warrants, will not be able to sell or transfer their securities except (1) to any persons (including their affiliates and members) participating in the private placement of the private placement warrants, (2) amongst our founders or to our officers, directors and employees, (3) if a holder is an entity, as a distribution to its, partners, stockholders or members upon its liquidation, (4) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is a holder or a member of a holder’s immediate family, for estate planning purposes, (5) by virtue of the laws of descent and distribution upon death, (6) pursuant to a qualified domestic relations order, (7) by certain pledges to secure obligations incurred in connection with purchases of our securities, (8) by private sales at prices no greater than the price at which the applicable securities were originally purchased or (9) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause 9) where the transferee agrees to the terms of the insider letter. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares, the private placement warrants or the securities underlying the private placement warrants.

Registration Rights

Our founders, executive officers, directors and their permitted transferees can demand that we register the founder shares, the private placement warrants and the underlying securities and any securities issued upon conversion of working capital loans, pursuant to a registration rights agreement executed in connection with our Initial Public Offering. The holders of the private placement warrants (or the underlying securities) are entitled to demand that we register these securities at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after our consummation of a business combination.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In December 2020, our sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.0029 per share. In March 2021, our sponsor transferred 50,000 founder shares to each of each of Ms. Lord and Messrs. Dove, Kahlon and Tapiero. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO. Due to the underwriters’ election to fully exercise their overallotment option, none of the founder shares held by our sponsor were forfeited. The founder shares will be worthless if we do not complete an initial business combination.

Lock-Up Restrictions

Subject to certain limited exceptions, our sponsor, founders, executive officers and directors have agreed not to transfer, assign or sell any of their founder shares until one year after the date of the consummation of our initial business combination. Notwithstanding the foregoing, (1) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (2) if we consummate a liquidation, merger, stock exchange or other similar transaction after our initial business combination which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, then the founder shares will be released from the lock-up. Any permitted transferees would be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares.

Private Placement Warrants

Our sponsor purchased an aggregate of 5,466,667 private placement warrants at a price of $1.50 per warrant ($8,200,000 in the aggregate) in a private placement that occurred simultaneously with the closing of the IPO. In connection with the underwriters’ exercise of their over-allotment option, our sponsor purchased an additional 600,000 private placement warrants at a price of $1.50 per warrant ($9,100,000 in the aggregate, inclusive of our sponsor’s initial purchase of private placement warrants). Each private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Administrative Support Agreement

Since the consummation of our IPO, we pay an affiliate of our sponsor a total of $10,000 per month for office space and general and administrative services. Upon completion of an initial business combination or liquidation, we will cease paying these monthly fees. For the year ended December 31, 2021, we incurred $100,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying audited balance sheets.

Promissory Note

On December 11, 2020, we issued a promissory note to our sponsor, pursuant to which we were able to borrow up to an aggregate principal amount of $250,000. The note is non-interest bearing and matured upon the consummation of our initial public offering. As of April 15, 2021, there was $0 outstanding under the promissory note.

In order to meet our working capital needs, our founders, executive officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. Up to $1,500,000 of such loan may be convertible into additional warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

The holders of our founder shares, as well as the holders of the private placement warrants and any units our sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to a registration rights agreement entered into on March 3, 2021. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the founders’ units or units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

On August 9, 2021, we entered into the Commitment Letter with our sponsor, pursuant to which, through September 30, 2022, our sponsor may loan us (upon our request) up to $1,315,000 for costs reasonably related to the consummation of an initial business combination. Any loans made pursuant to the Commitment Letter will not bear any interest, will be unsecured and will be repaid upon the consummation of an initial business combination. In the event that we do not consummate a business combination, all amounts loaned to us under the Commitment Letter will be forgiven except to the extent that we have funds available to us outside of the Trust Account. On November 11, 2021, our sponsor amended the provisions commitment to include an additional $1,055,000 in loans through November 15, 2022. As of April 15, 2022, $2,370,000 is outstanding under the Commitment Letter.

We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

Sponsor Letter Agreement and Prior Letter Agreement

Concurrently with the execution of the Business Combination Agreement with Essentium, we, our sponsor, Atlantic Coastal Finance Company LLC, a special purpose entity created in connection with the loan arrangement described below and wholly-owned subsidiary of our sponsor (“ACF”), Essentium and each of our officers and directors, entered into the Sponsor Letter Agreement (the “Sponsor Letter Agreement”) (which amends and restates the Letter Agreement dated March 3, 2021, among us and each of our officers and directors, the “Prior Letter Agreement”) pursuant to which, among other things, our sponsor agreed to vote in favor of the Business Combination Agreement and the transactions contemplated thereby.

The foregoing description of the Sponsor Letter Agreement is subject to and qualified in its entirety by reference to the full text of the Transaction Support Agreement, a copy of which is included as Exhibit 10.11 to this Annual Report, and incorporated herein by reference. In connection with our entry into the Termination Agreement and the termination of the Business Combination Agreement, the Sponsor Letter Agreement has been terminated in accordance with its terms as of February 9, 2022, and has been reverted to the form of the Prior Letter Agreement. Please see the section of the Annual Report titled “Business — Proposed Business Combination – Terminated—Sponsor Letter Agreement” for more information.

Pursuant to the Prior Letter Agreement, our sponsor and each of our officers and directors agreed to (i) vote any shares of capital stock held by them in favor of our initial business combination, (ii) facilitate our liquidation and winding if an initial business combination is not consummated within 24 months from the closing of our initial public offering and (iii) certain transfer restrictions with respect to our securities and certain indemnification obligations of our sponsor. In addition, we agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

The foregoing description of the Prior Letter Agreement is subject to and qualified in its entirety by reference to the full text of the Letter Agreement, a copy of which is included as Exhibit 10.1 to this Annual Report, and incorporated herein by reference.

Subscription Agreements

Concurrently with the execution of the Business Combination Agreement with Essentium, we entered into a PIPE Subscription Agreement with ACF. Pursuant to such PIPE Subscription Agreement, ACF agreed to subscribe for and purchase 2,000,000 of our newly issued Class A common stock, for $10.00 per share, immediately prior to the business combination closing date.

The foregoing description of the PIPE Subscription Agreement is subject to and qualified in its entirety by reference to the full text of the form of PIPE Subscription Agreement, a copy of a form which is included as Exhibit 10.12 to this Annual Report, and incorporated herein by reference. In connection with our entry into the Termination Agreement and the termination of the Business Combination Agreement, such PIPE Subscription Agreement has been terminated in accordance with its terms as of February 9, 2022. Please see the section of the Annual Report titled “Business — Proposed Business Combination – Terminated—Subscription Agreements” for more information.

Loan and Security Agreement

Concurrently with the execution of the Business Combination Agreement with Essentium, ACF entered into a Loan and Security Agreement (the “Loan Agreement”) with Cantor Fitzgerald Securities, an affiliate of one of the placement agents for the PIPE Financing (the “Lender”), pursuant to which ACF would obtain a term loan in the amount of $20 million to fund the purchase of its subscription of 2,000,000 of our newly issued Class A common stock under its Subscription Agreement with us immediately prior to the business combination closing date.

The Loan Agreement provides that the termination of the Business Combination Agreement relieves the Lender of its obligation to make the loan contemplated by the Loan Agreement. Please see the section of the Annual Report titled “Business — Proposed Business Combination – Terminated—Loan and Security Agreement” for more information.

Other

Other than the foregoing, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

We have entered into a registration rights agreement with respect to the founder shares and private placement warrants, which is described under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Registration Rights.”

Pursuant to a letter agreement that we entered into with our sponsor in connection with the closing of our initial public offering, we will provide a right of first offer to our sponsor if, in connection with or prior to the closing of our initial business combination, we propose to raise additional capital by issuing any equity securities, or securities convertible into, exchangeable or exercisable for equity securities (other than warrants in respect of working capital loans as described above or to any seller in such business combination).

Related Party Policy

Our board of directors has adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were reviewed, approved and ratified in accordance with such policy.

Our Code of Business Conduct and Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the Trust Account prior to the completion of our initial business combination:

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers or directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.50 per warrant at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Conflicts of Interest

Our management team is responsible for the management of our affairs. As described above and below, certain of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities, including ACA II, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she may honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. For example, each of Messrs. Ahmad, Eisenberg and Jordan are currently officers and directors of ACA II, and Messrs. Dove and Kahlon and Ms. Lord are each directors of, ACA II, and each owes fiduciary duties to ACA II. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis. In particular, affiliates of our sponsor are currently sponsoring ACA II, another blank check company. Any such companies, including ACA II, may present additional conflicts of interest in pursuing an acquisition target

Our stockholders should also be aware of the following other potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.
●	In the course of their other business activities, our sponsor, officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. However, our officers and directors have agreed to present to us all suitable target business opportunities, subject to any fiduciary or contractual obligations.
●	Unless we consummate our initial business combination, our executive officers, directors and sponsor will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the Trust Account.
●	The founder shares beneficially owned by our founders will be released from lockup only if a business combination is successfully completed, and the private placement warrants, including the underlying shares, purchased by our founders and/or their designees will expire worthless if a business combination is not consummated. Additionally, our executive officers and directors will not receive liquidation distributions with respect to any of their founder shares or the private placement warrants. Furthermore, our founders and/or their designees have agreed that the founder shares, the private placement warrants and securities underlying the private placement warrants, will not be sold or transferred by them until after we have completed a business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination with.

In general, executive officers and directors of a corporation incorporated under the laws of the State of

Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of our execution of a definitive agreement for a business combination, our liquidation or such time as he or she ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he or she might have. Accordingly, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our executive officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity’s Business	Affiliation
Shahraab Ahmad	Orama Holdings (Cayman) Limited Decca Capital Limited Peer Capital Management Limited	Investment Management Company Investment Management Company Investment Management Company	Chief Investment Officer Chief Investment Officer and Director Director
	Atlantic Coastal Acquisition Corp. II	Special Purpose Acquisition Company	Chief Executive Officer and Chairman

Burt Jordan	Atlantic Coastal Acquisition Corp. II	Special Purpose Acquisition Company	President and Director

Anthony D. Eisenberg	Tappan Street	Investing	Managing Member
	Palo Santo	Investing	Partner
	Atlantic Coastal Acquisition Corp. II	Special Purpose Acquisition Company	Director

Jason Chryssicas	BGC Partners, Inc. Cantor Fitzgerald, L.P. Atlantic Coastal Acquisition Corp. II	Global Brokerage & Fintech Financial Services	Head of Investor Relations Head of Investor Relations Chief Financial Officer and Director
Special Purpose Acquisition Company

Ned Sizer	Sendle Pty Ltd	Carbon Neutral Courier Company	Chief Financial Officer

Joanna Lord	Reforge Inc.	Education	Chief Marketing Officer
	Atlantic Coastal Acquisition Corp. II	Special Purpose Acquisition Company	Director

Bryan Dove	CommerceHub	Logistics	Chief Executive Officer
	Travalyst	Travel	Chairman
	Atlantic Coastal Acquisition Corp. II	Special Purpose Acquisition Company	Director

Iqbaljit Kahlon	Tomales Bay Capital Hive AI Dora Technologies	Investment Firm Software Company IT Software Company	Managing Partner Executive Chairman Director
	Atlantic Coastal Acquisition Corp. II	Special Purpose Acquisition Company	Director

Daniel M. Tapiero	10T Holdings LLC	Investing	Founder and Chief Executive Officer
	DTAP Capital Advisors LLC	Investing	Founder, Chief Executive Officer and CIO
	Gold Bullion International	Precious Metals	Director
	Aries I Acquisition Corporation	Special Purpose Acquisition Company	Director

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination.

Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination.

If we submit our initial business combination to our public stockholders for a vote, our founders, as well as all of our executive officers and directors, have agreed to vote any shares held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to their founder shares. If they purchase shares of Class A common stock as part of our initial public offering or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to redeem or sell such shares to us in connection with the consummation of an initial business combination.

All ongoing and future transactions between us and any of our sponsor, executive officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our Board of Directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation limits our directors’ liability to the fullest extent permitted under Delaware General Corporation Law, or the DGCL. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

●	for any transaction from which the director derives an improper personal benefit;
●	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
●	for any unlawful payment of dividends or redemption of shares; or
●	for any breach of a director’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors shall be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

Delaware law and our amended and restated bylaws provide that we will, in certain situations, indemnify our directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

In addition, we have entered, and intend to continue to enter, if necessary, into separate indemnification agreements with our directors and officers. These agreements, among other things, require us to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of our directors or officers or any other company or enterprise to which the person provides services at our request.

We maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe that these provisions in our amended and restated certificate of incorporation and amended and restated bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of our Board of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Bryan Dove, Iqbaljit Kahlon, Joanna Lord and Daniel M. Tapiero qualify as our independent directors as defined under the Nasdaq rules.

Our independent directors will have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from December 7, 2020 (inception) through December 31, 2020 totaled $128,660 and $46,350, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from December 7, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from December 7, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from December 7, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the pricing of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)The following documents are filed as part of this Annual Report:

(1)	Financial Statements. See the index to Financial Statements on page F-1.

(2)

Financial Statements Schedule. All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.

(3)Exhibits. See Item 15(b) below.

(b) Exhibits. The exhibits listed on the Exhibit Index, which appears at the end of this Annual Report, are filed as part of, or are incorporated by reference into, this Annual Report.

(c) Financial Statement Schedule. See Item 15(a)(1) above.

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
2.1

Business Combination Agreement, dated as of November 30, 2021, by and among the Company, Alpha Merger Sub 1, Inc. and Essentium, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2021)

2.2

Termination and Fee Agreement, dated as of February 9, 2022, by and among the Company, Alpha Merger Sub 1, Inc. and Essentium, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 11, 2022)

3.1	Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2021)
3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2021)
3.3	Amended and Restated Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 25, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 25, 2021)
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 25, 2021)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2021)
4.4

Warrant Agreement, dated March 3, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2021)

4.5*	Description of Securities
10.1

Letter Agreement, dated March 3, 2021, among the Company and our officers, directors, and Atlantic Coastal Acquisition Management LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2021)

10.2

Promissory Note, dated December 11, 2020, issued to Atlantic Coastal Acquisition Management LLC (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2021)

10.3

Investment Management Trust Agreement, dated March 3, 2021, between the Company and Continental Stock Transfer & Trust Company, LLC, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2021)

10.4

Registration Rights Agreement, dated March 3, 2021, among the Company, Atlantic Coastal Acquisition Management LLC and certain securityholders of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2021)

10.5

Securities Subscription Agreement, dated December 11, 2020 between the Company and Atlantic Coastal Acquisition Management LLC (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 11, 2021)

10.6

Private Placement Warrant Purchase Agreement, dated March 3, 2021 between the Company and Atlantic Coastal Acquisition Management LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2021)

10.7	Form of Indemnity Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 25, 2021)
10.8

Administrative Services Agreement, dated March 3, 2021 between the Company and Atlantic Coastal Acquisition Management LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2021)

10.9	Commitment Letter, dated August 9, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2021)
10.10

Transaction Support Agreement, dated as of November 30, 2021, by and among the Company, Essentium, Inc. and supporting Essentium, Inc. stockholders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2021)

10.11

Sponsor Letter Agreement, dated as of November 30, 2021, by and among the Company, Essentium Inc., Atlantic Coastal Acquisition Management LLC, Atlantic Coastal Finance Company LLC and directors and officers of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2021)

10.12	Form of Subscription Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2021)
10.13

Forward Purchase Agreement, dated as of November 30, 2021, by and between the Company and ACM ARRT VII C, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2021)

10.14

Tender Offer Agreement, dated as of November 30, 2021, by and between the Company and ACM ARRT VII C, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2021)

14	Code of Business Conduct and Ethics (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*Filed herewith

ATLANTIC COASTAL ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements of Atlantic Coastal Acquisition Corp.:	Page
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 688)	F-2
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from December 7, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholder’s Equity (Deficit) for the year ended December 31, 2021 and for the period from December 7, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from December 7, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Atlantic Coastal Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atlantic Coastal Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from December 7, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. The Company is subject to a mandatory liquidation and subsequent dissolution requirement if it does not complete a business combination by March 8, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Tampa, FL

April 20, 2022

ATLANTIC COASTAL ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$189,608	$—
Prepaid expenses	203,154	—
Total Current Assets	392,762	—

Deferred offering costs	—	380,050
Marketable securities held in Trust Account	345,023,699	—
TOTAL ASSETS	$345,416,461	$380,050

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,879,357	$1,000
Accrued offering costs	—	$330,000
Advance from related parties	62,500	—
Promissory note – related party	—	25,050
Total Current Liabilities	5,941,857	356,050

Deferred underwriting fee payable	12,075,000	—
Warrant liabilities	15,099,405	—
TOTAL LIABILITIES	33,116,262	356,050

Commitments

Class A common stock subject to possible redemption 34,500,000 and 0 shares at redemption value of $10.00 per share at December 31, 2021 and 2020, respectively	345,000,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized, 0 shares issued and outstanding (excluding shares subject to possible redemption) at December 31, 2021 and 2020	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2021 and 2020	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(32,700,664)	(1,000)
Total Stockholders’ (Deficit) Equity	(32,699,801)	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$345,416,461	$380,050

The accompanying notes are an integral part of these financial statements.

ATLANTIC COASTAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period
		from December 7,
	For the year	2020 (Inception)
	Ended	Through
	December 31,	December 31,
	2021	2020

Operational costs	$7,625,385	$1,000
Loss from operations	(7,625,385)	(1,000)

Other expenses:
Change in fair value of warrant liability	(2,115,071)	—
Dividends earned on marketable securities held in Trust Account	23,699	—
Total other expenses, net	(2,091,372)	—

Net loss	$(9,716,757)	$(1,000)

Weighted average shares outstanding of Class A common stock	27,600,000	—
Basic and diluted net loss per share, Class A Common stock	$(0.27)	$—

Weighted average shares outstanding of Class B common stock	8,276,712	7,500,000
Basic and diluted net loss per share, Class B Common stock	$(0.27)	$(0.0)

The accompanying notes are an integral part of these financial statements

ATLANTIC COASTAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 7, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – December 31, 2020	—	$—	8,625,000	$863	$24,137	$(1,000)	$24,000
Re-measurement of Class A common stock to redemption amount	—	—	—	—	(4,634,803)	(22,982,907)	(27,617,710)
Cash paid in excess of fair value of private warrants	—	—	—	—	4,610,666	—	4,610,666

Net loss	—	—	—	—	—	(9,716,757)	(9,716,757)

Balance – December 31, 2021	—	$—	8,625,000	$863	$—	$(32,700,664)	$(32,699,801)

The accompanying notes are an integral part of the financial statements.

ATLANTIC COASTAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

		For the Period
		from December 7,
	For the Year	2020 (Inception)
	Ended	Through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(9,716,757)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividends earned on marketable securities held in Trust Account	(23,699)	—
Change in fair value of warrant liability	2,115,071	—
Transaction costs incurred in connection with the Initial Public Offering	428,394	—
Changes in operating assets and liabilities:
Prepaid expenses	(203,154)	—
Accounts payable and accrued expenses	5,878,357	1,000
Net cash used in operating activities	(1,521,788)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)	—
Net cash used in investing activities	(345,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000	—
Proceeds from sale of Private Placement Warrants	9,100,000	—
Advances from related party	62,500	—
Proceeds from promissory note - related party	(25,050)	25,050
Payment of offering costs	(526,054)	(25,050)
Net cash provided by financing activities	346,711,396	—

Net Change in Cash	189,608	—
Cash – Beginning of period	—	—
Cash – End of period	$189,608	$—

Non-Cash investing and financing activities:
Initial value of Class A common stock subject to possible redemption	$345,000,000	—
Deferred underwriting fee payable	$12,075,000	—
Re-measurement of carrying value to redemption value	$27,617,710	$—
Offering costs included in accrued offering costs	$—	$330,000
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000

The accompanying notes are an integral part of these financial statements.

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,466,667 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Atlantic Coastal Acquisition Management LLC (the “Sponsor”), generating gross proceeds of $8,200,000, which is described in Note 4.

The Company granted the Underwriters a 45-day option to purchase up to 4,500,000 additional units to cover over-allotments. On April 23, 2021, the Underwriters purchased an additional 4,500,000 units pursuant to their exercise of the over-allotment option in full, generating gross proceeds of $45,000,000.

In connection with the Underwriters’ exercise of their over-allotment option, the Sponsor purchased an additional 600,000 Private Placement Warrants, generating additional gross proceeds of $900,000. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Transaction costs amounted to $19,122,710 consisting of $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees (see Note 6) and $576,104 of other offering costs.

Following the closing of the Initial Public Offering on March 8, 2021 and the Underwriters full exercise of their over-allotment option on April 23, 2021, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until March 8, 2023 to consummate a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Stockholders as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Capital Resources ; Going Concern

As of December 31, 2021, the Company had cash of $189,608 not held in the Trust Account and available for working capital purposes and total current liabilities of $5,941,857.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through March 8, 2023, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Topic 205-40 Presentation of Financial Statements – Going Concern, the Company has until March 8, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before March 8, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination or obtain an extension on or prior to March 8, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 8, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

At December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(8,495,000)
Class A common stock issuance costs	(19,122,710)
Plus:
Accretion of carrying value to redemption value	27,617,710

Class A common stock subject to possible redemption	$345,000,000

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. The warrant liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a lattice Model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,566,667 shares in the calculation of diluted income (loss) per common share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

			For the Period from
			December 7, 2020
	Year Ended December 31,		(Inception) Through
	2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(7,475,113)	$(2,241,644)	$—	$(1,000)
Denominator:
Basic and diluted weighted average stock outstanding	27,600,000	8,276,712	—	7,500,000
Basic and diluted net loss per common share	$(0.27)	$(0.27)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

Share-based Compensation

The Company adopted ASC Topic 718, Compensation—Stock Compensation, guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to nonemployees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statements of operations.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) — “Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”)”, to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations, or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 30,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 7).

The Company granted the Underwriters a 45-day option to purchase up to 4,500,000 additional units to cover over-allotments. On April 23, 2021, the Underwriters purchased an additional 4,500,000 additional Units (the “Additional Units”) at $10.00 per Additional Unit pursuant to their exercise of the over-allotment option in full, generating gross proceeds of $45,000,000. The Additional Units were identical to the Units sold pursuant to the Initial Public Offering.

In connection with the Underwriters’ exercise of their over-allotment option, the Sponsor purchased an additional 600,000 Private Placement Warrants, generating additional gross proceeds of $900,000. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. Of the gross proceeds received from the IPO and the Private Placement Warrants, $345,000,000 was placed in the Trust Account.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,466,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $8,200,000, in a private placement. In connection with the Underwriters' exercise of their over-allotment option, the Sponsor purchased an additional 600,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, generating additional gross proceeds of $900,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

In March 2021, the Sponsor transferred 200,000 Founder Shares to four director nominees (50,000 shares to each director nominee) for no consideration, to serve in his or her capacity as an independent director of the Company. The Company assigned the number of Founder Shares of the Company, par value $0.0001 per share. The transfer of the Founder Shares to four director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and expensed when earned. Shares granted to these directors are forfeited if their status as director is terminated for any reason prior to the date of the initial Business Combination, and as such, there has been no stock-based compensation expense recognized in the accompanying financial statements.

As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Advances from Related Party

On December 14, 2021, the Sponsor paid for certain operating costs on behalf of the Company amounting to $62,500. The advances were non-interest bearing and due on demand.

Promissory Note — Related Party

On December 11, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 and (ii) the completion of the Initial Public Offering. The full amount of the note was repaid during year ended December 31, 2021. There was $0 and $25,050 outstanding under the Note, as of December 31, 2021 and 2020, respectively. Borrowings are no longer available under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Other than as discussed below (see Sponsor Commitment), the terms of any other Working Capital Loans have not been determined and no other written agreements exist with respect to such loans. Any future Working Capital Loans in addition to those discussed below would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

Sponsor Commitment

On August 9, 2021, the Sponsor committed to provide the Company with an aggregate of $1,315,000 in loans through September 30, 2022. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of an initial Business Combination. If the Company does not consummate an initial Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans. On November 11, 2021, the Sponsor amended the previous commitment to include an additional $1,055,000 in loans through November 15, 2022. The commitment balance after the amendment on November 11, 2021, totals $2,370,000, of which no amount is outstanding as of December 31, 2021. If the Company were to draw upon the commitment, the loans would be non-interest bearing, non-convertible working capital loans to be paid upon the consummation of a business combination.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

Pursuant to a registration and stockholders rights agreement entered into on March 3, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, and any Class A common stock issuable upon the exercise of the Private Placement Warrants and any shares of Class A common stock and warrants (and underlying Class A common stock) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter’s Agreement

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and classified as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 8,625,000 Class B common stock issued and outstanding. As of December 31, 2020, an aggregate of up to 1,125,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of shares of Class B common stock will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders, except as otherwise required by law.

The shares of Class B common stock will automatically convert into Class A common stock concurrently with or immediately following the consumption of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the sum of (i) the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

NOTE 8. WARRANTS

As of December 31, 2021, there were 11,500,000 Public Warrants outstanding. There were no Public Warrants outstanding as of December 31, 2020.Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable, and the Company will not be obligated to issue a Class A common stock upon exercise of a warrant unless the Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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

As of December 31, 2021, there were 6,066,667 Private Placement Warrants outstanding. There were no Private Placement Warrants outstanding as of December 31, 2020.The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9.INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets (liability)
Net operating loss carryforward	$37,034	$210
Startup/Organization Expenses	1,469,567	—
Total deferred tax assets (liability)	1,506,601	210
Valuation Allowance	(1,506,601)	(210)
Deferred tax assets (liability)	$—	$—

The income tax provision for the year ended December 31, 2021 and 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(1,506,391)	(210)
State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	1,506,391	210

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $176,351 and $1,000 of U.S. federal net operating loss carryovers, respectively, available to offset future taxable income, which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $1,506,391. For the period from December 7, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $210.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31,	December 31,
	2021	2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Deferred tax liability change in rate	0.00%	0.00%
Change in fair value of warrants	(4.57)%	0.00%
Transaction costs allocated to warrants	(0.93)%	0.00%
Meals and entertainment	0.00%	0.00%
Valuation allowance	(15.50)%	(21.00)%
Income tax provision	0.00%	0.00%

The Company files income tax returns in the U.S. federal jurisdiction. The Company’s tax returns for the year ended December 31, 2021 and 2020 remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.

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

At December 31, 2021, assets held in the Trust Account were comprised of $345,023,699 in mutual funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$345,023,699

Liabilities:
Warrant Liability – Public Warrants	1	7,123,201
Warrant Liability – Private Placement Warrants	3	7,976,204

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented in the statements of operations.

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

The key inputs into the model for the Private Placement Warrants were as follows at the initial measurement date of March 8, 2021 and December 31, 2021:

	March 8, 2021
	(Initial	December 31,
	Measurement)	2021
Risk-free interest rate	1.00%	1.24%
Term (years)	5	5
Trading days per year	252	252
Expected volatility	13.1%	19.9%
Exercise price	$11.50	$11.50
Stock Price	$9.75	$9.76
Probability of De-SPAC transaction	75%	90%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 8, 2021	4,045,334	7,400,000	11,445,334
Initial measurement – Over-allotment	444,000	1,095,000	1,539,000
Change in fair value	3,486,870	—	3,486,870
Transfer to Level 1	—	(8,495,000)	(8,495,000)
Fair value as of December 31, 2021	$7,976,204	$—	$7,976,204

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $8,495,000.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. On April 18, 2022, the Company was advanced $250,000 from Shahraab Ahmad, Chief Executive Officer of the Company. Other than this subsequent event, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 20, 2022	ATLANTIC COASTAL ACQUISITION CORP.

	By:	/s/ Shahraab Ahmad
Name: Shahraab Ahmad
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Shahraab Ahmad	Chief Executive Officer and Chairman of the Board of Directors	April 20, 2022
Shahraab Ahmad	(Principal Executive Officer)

/s/ Jason Chryssicas	Chief Financial Officer	April 20, 2022
Jason Chryssicas	(Principal Financial and Accounting Officer)

/s/ Burt Jordan	Director	April 20, 2022
Burt Jordan

/s/ Anthony D. Eisenberg	Director	April 20, 2022
Anthony D. Eisenberg

/s/ Joanna Lord	Director	April 20, 2022
Joanna Lord

/s/ Iqbaljit Kahlon	Director	April 20, 2022
Iqbaljit Kahlon