Form 10-Q
period 2022-03-31
Atlantic Coastal Acquisition Corp.
filed 2022-06-01
CIK 1836274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of June 1, 2022, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ATLANTIC COASTAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ATLANTIC COASTAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash	$27,539	$189,608
Prepaid expenses	598,714	706,870
Total Current Assets	626,253	896,478

Marketable securities held in Trust Account	344,833,170	345,023,699
TOTAL ASSETS	$345,459,423	$345,920,177

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$8,490,917	$5,879,357
Advance from related parties	62,500	62,500
Total Current Liabilities	8,553,417	5,941,857

Deferred underwriting fee payable	12,075,000	12,075,000
Warrant liabilities	3,143,534	15,099,405
TOTAL LIABILITIES	23,771,951	33,116,262

Commitments

Class A common stock subject to possible redemption 34,500,000 shares at $10.00 redemption value	345,000,000	345,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized, no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(23,313,391)	(32,196,948)
Total Stockholders’ Deficit	(23,312,528)	(32,196,085)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$345,459,423	$345,920,177

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
		(As Restated)

Operational costs	$2,881,785	$705,396
Loss from operations	(2,881,785)	(705,396)

Other income:
Change in fair value of warrant liability	11,955,871	100,000
Unrealized loss on marketable securities held in Trust Account	(328,881)	—
Interest earned on marketable securities held in Trust Account	138,352	413
Total other income, net	11,765,342	100,413

Net income (loss)	$8,883,557	$(604,983)

Weighted average shares outstanding of Class A common stock	34,500,000	30,000,000
Basic and diluted net income (loss) per share, Class A Common stock	$0.21	$(0.02)

Weighted average shares outstanding of Class B common stock	8,625,000	8,625,000
Basic and diluted net income (loss) per share, Class B Common stock	$0.21	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022, as restated	—	$—	8,625,000	$863	$—	$(32,196,948)	$(32,196,085)

Net income	—	—	—	—	—	8,883,557	8,883,557

Balance — March 31, 2022	—	$—	8,625,000	$863	$—	$(23,313,391)	$(23,312,528)

THREE MONTHS ENDED MARCH 31, 2021 (As Restated)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,000)	$24,000

Remeasurement for Class A Common Stock to redemption amount	—	—	—	—	(4,178,803)	(19,868,907)	(24,047,710)

Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	4,154,666	—	4,154,666

Net loss	—	—	—	—	—	(604,983)	(604,983)

Balance — March 31, 2021	—	$—	8,625,000	$863	$—	$(20,474,890)	$(20,474,027)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$8,883,557	$(604,983)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(138,352)	(413)
Unrealized loss on marketable securities held in Trust Account	328,881	—
Change in fair value of warrant liability	(11,955,871)	(100,000)
Transaction costs incurred in connection with the Initial Public Offering	—	428,394
Changes in operating assets and liabilities:
Prepaid expenses	108,156	(1,183,066)
Accounts payable and accrued expenses	2,611,560	223,755
Net cash flows used in operating activities	(162,069)	(1,236,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(300,000,000)
Net cash flows used in financing activities	—	(300,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	—	294,000,000
Proceeds from sale of Private Placement Warrants	—	8,200,000
Proceeds from promissory note - related party	—	(25,050)
Payment of offering costs	—	(138,904)
Net cash flows provided by financing activities	—	302,036,046

Net Change in Cash	(162,069)	799,733
Cash – Beginning of period	189,608	—
Cash – End of period	$27,539	$799,733

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$57,150
Initial classification of Class A common stock subject to possible redemption	$—	$300,000,000
Deferred underwriting fee payable	$—	$10,500,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering  (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $19,122,710 consisting of $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees (see Note 7) and $576,104 of other offering costs.

Following the closing of the Initial Public Offering on March 8, 2021 and the Underwriters full exercise of their over-allotment option on April 23, 2021, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and was invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Liquidity and Going Concern

As of March 31, 2022, the Company had cash of $27,539 not held in the Trust Account and available for working capital purposes and total current liabilities of $8,553,417.

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements - Going Concern, the Company has until March 8, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before March 8, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination or obtain an extension on or prior to March 8, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 8, 2023.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of March 31, 2022, the Company identified an error in amounts reported in certain previously issued financial statements related to the amortization of its prepaid insurance amounts.  Since the inception of certain prepaid insurance policies, and based on policy end dates provided by the insurance broker, the Company had incorrectly calculated amortization expense over a 12 month period versus the correct period of 24 months, based on the actual policy end date. As a result, management determined that operational costs beginning in March 2021 were overstated by $50,372 per month or $151,113 for each subsequent quarterly period thereafter beginning in April 2021.

The following tables contains the restated financial information for the periods previously reported. The restatements do not have an impact on the Company’s cash position and investments held in the Trust Account established in connection with the Initial Public Offering. The Company has not amended its previously filed Quarterly Reports on Form 10-Q for the three quarterly periods in 2021 or the previously filed Form 10-K as of and for the year ended December 31, 2021. The financial information that has been previously filed or otherwise reported for these periods should no longer be relied upon and is superseded by the information below in this Quarterly Report on Form 10-Q.

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following tables:

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021 (unaudited)
Total Current Assets	$1,932,427	$50,372	$1,982,799
Total Stockholders’ Equity (Deficit)	$(20,524,399)	$50,372	$(20,474,027)

Balance Sheet as of June 30, 2021 (unaudited)
Total Current Assets	$1,146,998	$201,485	$1,348,483
Total Stockholders’ Equity (Deficit)	$(27,436,939)	$201,485	$(27,235,454)

Balance Sheet as of September 30, 2021 (unaudited)
Total Current Assets	$757,906	$352,598	$1,110,504
Total Stockholders’ Equity (Deficit)	$(23,211,258)	$352,598	$(22,858,660)

Balance Sheet as of December 31, 2021 (restated)
Total Current Assets	$392,762	$503,716	$896,478
Total Stockholders’ Equity (Deficit)	$(32,699,801)	$503,716	$(32,196,085)

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

	As Previously
	Reported	Adjusted	As Restated
Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Operational Costs	$755,768	$(50,372)	$705,396
Net Income (Loss)	$(655,355)	$50,372	$(604,983)
Basic and Diluted Net Income (Loss) per shares, Class A Common Stock	$(0.02)	$—	$(0.02)
Basic and Diluted Net Income (Loss) per shares, Class B Common Stock	$(0.02)	$—	$(0.02)

Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Operational Costs	$1,175,097	$(151,113)	$1,023,984
Net Income (Loss)	$(3,798,540)	$151,113	$(3,647,427)
Basic and Diluted Net Income (Loss) per shares, Class A Common Stock	$(0.09)	$0.01	$(0.08)
Basic and Diluted Net Income (Loss) per shares, Class B Common Stock	$(0.09)	$0.01	$(0.08)

Condensed Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Operational Costs	$1,930,865	$(201,485)	$1,729,380
Net Income (Loss)	$(4,453,895)	$201,485	$(4,252,410)
Basic and Diluted Net Income (Loss) per shares, Class A Common Stock	$(0.10)	$—	$(0.10)
Basic and Diluted Net Income (Loss) per shares, Class B Common Stock	$(0.10)	$—	$(0.10)

Condensed Statement of Operations for the Three Months Ended September 30, 2021 (unaudited)
Operational Costs	$1,636,426	$(151,113)	$1,485,313
Net Income (Loss)	$4,225,681	$151,113	$4,376,794
Basic and Diluted Net Income (Loss) per shares, Class A Common Stock	$0.10	$0.01	$0.11
Basic and Diluted Net Income (Loss) per shares, Class B Common Stock	$0.10	$0.01	$0.11

Condensed Statement of Operations for the Nine Months Ended September 30, 2021 (unaudited)
Operational Costs	$3,567,291	$(352,598)	$3,214,693
Net Income (Loss)	$(228,214)	$352,598	$124,384
Basic and Diluted Net Income (Loss) per shares, Class A Common Stock	$(0.01)	$0.01	$—
Basic and Diluted Net Income (Loss) per shares, Class B Common Stock	$(0.01)	$0.01	$—

Condensed Statement of Operations for the Year Ended December 31, 2021 (restated)
Operational Costs	$7,625,385	$(503,716)	$7,121,669
Net Income (Loss)	$(9,716,757)	$503,716	$(9,213,041)
Basic and Diluted Net Income (Loss) per shares, Class A Common Stock	$(0.27)	$0.01	$(0.26)
Basic and Diluted Net Income (Loss) per shares, Class B Common Stock	$(0.27)	$0.01	$(0.26)

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

	As Previously
	Reported	Adjusted	As Restated
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Net Income (Loss)	$(655,355)	$50,372	$(604,983)
Prepaid Expenses	$(1,132,694)	$(50,372)	$(1,183,066)

Condensed Statement of Cash Flows for the Six Months Ended June 31, 2021 (unaudited)
Net Income (Loss)	$(4,453,895)	$201,485	$(4,252,410)
Prepaid Expenses	$(864,583)	$(201,485)	$(1,066,068)

Condensed Statement of Cash Flows for the Nine Months Ended September 31, 2021 (unaudited)
Net Income (Loss)	$(228,214)	$352,598	$124,384
Prepaid Expenses	$(535,314)	$(352,598)	$(887,912)

Condensed Statement of Cash Flows for the Year Ended December 31, 2021 (restated)
Net Income (Loss)	$(9,716,757)	$503,716	$(9,213,041)
Prepaid Expenses	$(203,154)	$(503,716)	$(706,870)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 21, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(8,495,000)
Class A common stock issuance costs	(19,122,710)
Plus:
Remeasurement of carrying value to redemption value	27,617,710

Class A common stock subject to possible redemption	$345,000,000

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

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,566,667 shares in the calculation of diluted income (loss) per common share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended
	March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$7,106,845	$1,776,711	$(509,014)	$(146,341)
Denominator:
Basic and diluted weighted average stock outstanding	34,500,000	8,625,000	30,000,000	8,625,000
Basic and diluted net income (loss) per common share	$0.21	$0.21	$(0.02)	$(0.02)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Share-based Compensation

The Company adopted ASC Topic 718, Compensation-Stock Compensation, guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to nonemployees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the statements of operations.

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

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Promissory Note — Related Party

On December 11, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 and (ii) the completion of the Initial Public Offering. The full amount of the note was repaid during year ended December 31, 2021. There was $0 outstanding under the Note, as of March 31, 2022 and December 31, 2021. Borrowings are no longer available under the Promissory Note.

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Sponsor Commitment

On August 9, 2021, the Sponsor committed to provide the Company with an aggregate of $1,315,000 in loans through September 30, 2022. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of an initial Business Combination. If the Company does not consummate an initial Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans. On November 11, 2021, the Sponsor amended the previous commitment to include an additional $1,055,000 in loans through November 15, 2022. The commitment balance after the amendment on November 11, 2021, totals $2,370,000, of which no amount is outstanding as of March 31, 2022 and December 31, 2021. If the Company were to draw upon the commitment, the loans would be non-interest bearing, non-convertible working capital loans to be paid upon the consummation of a business combination.

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

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and classified as temporary equity.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 8,625,000 Class B common stock issued and outstanding. On April 23, 2021 the underwriters’ fully exercised their over-allotment option. As such, none of the Founder Shares held by the Sponsor were forfeited.

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

NOTE 9. WARRANTS

As of March 31, 2022 and December 31, 2021, there were 11,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants.The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

MARCH 31, 2022

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

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

As of March 31, 2022 and December 31, 2021, there were 6,066,667 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At March 31, 2022, assets held in the Trust Account were comprised of $344,833,170 in mutual funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2022, the Company has not withdrawn any of interest earned on the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $345,023,699 in mutual funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$344,833,170	$345,023,699

Liabilities:
Warrant Liability – Public Warrants	1	1,085,623	7,123,201
Warrant Liability – Private Placement Warrants	3	2,057,911	7,976,204

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

The key inputs into the model for the Private Placement Warrants were as follows:

		March 8, 2021
	December 31,	(Initial	March 31,
	2021	Measurement)	2022
Risk-free interest rate	1.24%	1.00%	2.42%
Term (years)	5	5	5
Trading days per year	252	252	252
Expected volatility	19.9%	13.1%	5.0%
Exercise price	$11.50	$11.50	$11.50
Stock Price	$9.76	$9.75	$9.75
Probability of De-SPAC transaction	90%	75%	90%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2022	$7,976,204
Change in fair value	(6,890,581)
Fair value as of March 31, 2022	$1,085,623

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022 for the Private Placement Warrants.

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. On April 18, 2022, the Company was advanced $250,000 from Shahraab Ahmad, Chief Executive Officer of the Company. On May 27, 2022, the Company was advanced $150,000 from Shahraab Ahmad, Chief Executive Officer of the Company. Other than these subsequent events, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Atlantic Coastal Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Atlantic Coastal Acquisition Management LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and those factors described under the heading “Item 1A. Risk Factors” of this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on December 7, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 7, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest dividends on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended March 31, 2022, we had net income of $8,883,557, which consists of a change in fair value of warrant liabilities of $11,955,871 and interest earned on marketable securities held in Trust Account of $138,352, offset by operational costs of $2,881,785 and unrealized loss on marketable securities held in Trust Account of $328,881.

For the three months ended March 31, 2021, we had a net loss of $604,983, which consists of operational costs of $755,768, offset by a change in fair value of warrant liabilities of $100,000, and interest earned on marketable securities held in Trust Account of $413.

Proposed Business Combination and Termination

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

The Termination Agreement provides that we will be entitled to receive cash payments or a warrant to acquire Essentium shares (the “Termination Proceeds”), subject to the occurrence of certain events, as follows: (i) the lesser of (a) an amount in cash equal to five percent (5)% of the aggregate gross proceeds to Essentium of all Financing Transactions (as defined in the Termination Agreement) consummated on or prior to March 8, 2023 and (b) $7,500,000, (ii) if Essentium consummates a Sale of the Company (as defined in the Termination Agreement) on or before March 8, 2023, the greater of (a) $2,000,000 and (b) an amount in cash equal to five percent (5)% of the net proceeds received by Essentium upon the consummation of such Sale of the Company, (iii) if Essentium has not consummated a Sale of the Company on or prior to March 8, 2023, a warrant to acquire a number of Essentium shares in an amount equal to five percent (5)% of the Fully Diluted Shares Outstanding (as defined in the Business Combination Agreement) as of February 9, 2022, as adjusted to take into account any stock split, stock dividend or similar event effected with respect to Essentium’s shares on or after the February 9, 2022 and on or prior to the date of the warrant, with an exercise price reflective of an implied equity value for Essentium of $500,000,000 as of the date of the warrant and (iv) if Essentium has not consummated a Sale of the Company on or prior to March 8, 2023, and we determine to redeem our public shares and liquidate or dissolve on or after March 8, 2023 (and do not withdraw such determination), an amount equal to $2,000,000.

The Termination Agreement contains mutual releases by all parties thereto, for all claims known and unknown, relating and arising out of, or relating to, among other things, the Business Combination Agreement, or the transactions contemplated by the Business Combination Agreement, subject to certain exceptions with respect to claims for indemnity or contribution.

The foregoing description of the Termination Agreement is subject to and qualified in its entirety by reference to the full text of the Termination Agreement, a copy of which is included as Exhibit 10.1 in this Form 10-Q and incorporated herein by reference. Certain of the Termination Proceeds, when received by us, would be allocable to the payment for fees and expenses of our advisors.

We intend to continue our search for an initial Business Combination.

Liquidity and Capital Resources

On March 8, 2021, we consummated our Initial Public Offering of 30,000,000 Units at $10.00 per Unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of our Initial Public Offering, we consummated the sale of 5,466,667 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $8,200,000. On April 23, 2021, the underwriters purchased an additional 4,500,000 units pursuant to their exercise of the over-allotment option in full, generating gross proceeds of $45,000,000. In connection with the underwriters’ exercise of their over-allotment option, the Sponsor purchased an additional 600,000 Private Placement Warrants, generating additional gross proceeds of $900,000.

For the three months ended March 31, 2022, cash used in operating activities was $162,069. Net income of $8,883,557 was affected by change in fair value of warrant liabilities of $11,955,871, interest earned on marketable securities held in Trust Account of $138,352 and unrealized loss on marketable securities held in the Trust Account of $328,881. Net changes in operating assets and liabilities provided $2,719,717 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $1,236,313. Net loss of $604,983 was affected by dividends earned on marketable securities held in Trust Account of $413, a change in fair value of the warrant liabilities of $100,000, and transaction costs associated with the Initial Public Offering of $428,394. Net changes in operating assets and liabilities used $959,310 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $344,833,170 (including approximately $191,000 of interest income and unrealized loss, net) consisting of mutual funds which invest primarily in U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2022, we had cash of $27,539.  We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

Through the target identification process, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

On August 9, 2021, our Sponsor signed a Commitment Letter to provide up to $1,315,000 in working capital loans if required. On November 11, 2021, our Sponsor amended the August 9, 2021, Commitment Letter to provide $1,055,000 in working capital loans in addition to the previously provided $1,315,000.

On December 14, 2021, our Sponsor paid for certain operating costs on behalf of the Company amounting to $62,500. The advances were non-interest bearing and due on demand.

On April 18, 2022, pursuant to a promissory note, we were advanced $250,000 from Shahraab Ahmad, Chief Executive Officer of the Company. This loan is non-interest bearing and payable upon the earlier of (i) completion of an initial Business Combination or (ii) liquidation if there is no initial Business Combination.

Going Concern

As of March 31, 2022, we had cash of $27,539 not held in the Trust Account and available for working capital purposes and total current liabilities of $8,553,417.

We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through March 8, 2023, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40 Presentation of Financial Statements - Going Concern, the Company has until March 8, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before March 8, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination or obtain an extension on or prior to March 8, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 8, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Atlantic Coastal Acquisition Management LLC a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on March 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three months ended March 31, 2022 and 2021, the Company incurred $10,000 and $30,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying March 31, 2022, condensed balance sheet.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

Net(loss) income Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating income (loss) per common share. Remeasurement associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as well as the material weakness in internal control over financial reporting related to the preparation and review of the quarterly and year-end financial statements. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

In addition, we plan to implement a more thorough review of the financial statements as well as enhanced communication between personnel and third-party vendors to ensure that errors are caught prior to submission of the financial statements.

Changes in Internal Control over Financial Reporting

As discussed above, management identified a material weakness in internal control over financial reporting related to the preparation and subsequent review of the quarterly and year-end financial statements. We plan to address this material weakness through enhancing the processes surrounding review of the financial statements prior to submission for filing. We plan to include more thorough levels of review and increased communication among personnel and third-party vendors who provide the documentation to ensure its accuracy prior to inclusion in the financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. In addition, we have identified the following additional risks:

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

As a result, included on our consolidated balance sheet as of March 31, 2022 are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our independent registered public accounting firm, our management concluded that there was a material weakness in our internal controls over financial reporting as of March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1

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

ATLANTIC COASTAL ACQUISITION CORP.

Date: June 1, 2022	By:	/s/ Shahraab Ahmad
	Name:	Shahraab Ahmad
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 1, 2022	By:	/s/ Jason Chryssicas
	Name:	Jason Chryssicas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)