Form 10-Q
period 2022-09-30
Atlantic Coastal Acquisition Corp.
filed 2022-11-10
CIK 1836274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 10, 2022, there were 34,500,000 shares of Class A common stock, $0.0001 par value, and 8,625,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ATLANTIC COASTAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ATLANTIC COASTAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$1,620,396	$189,608
Prepaid expenses	269,817	706,870
Total Current Assets	1,890,213	896,478

Marketable securities held in Trust Account	346,408,540	345,023,699
TOTAL ASSETS	$348,298,753	$345,920,177

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$7,714,213	$5,879,357
Advance from related parties	—	62,500
Income taxes payable	957,180	—
Total Current Liabilities	8,671,393	5,941,857

Deferred underwriting fee payable	12,075,000	12,075,000
Warrant liabilities	706,180	15,099,405
TOTAL LIABILITIES	21,452,573	33,116,262

Commitments and Contingencies (see Note 6)

Class A common stock subject to possible redemption 34,500,000 shares at $10.01 and $10.00 redemption value at September 30, 2022 and December 31, 2021, respectively	345,437,931	345,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized, no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(18,592,614)	(32,196,948)
Total Stockholders’ Deficit	(18,591,751)	(32,196,085)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$348,298,753	$345,920,177

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Operational costs	$1,332,467	$1,485,313	$4,288,929	$3,214,693
Loss from operations	1,332,467	1,485,313	4,288,929	3,214,693

Other income:
Change in fair value of warrant liabilities	382,953	5,857,667	14,393,225	3,322,667
Unrealized gain on marketable securities held in Trust Account	49,512	—	—	—
Interest earned on marketable securities held in Trust Account	1,610,430	4,440	1,744,350	16,410
Termination fee	3,150,799	—	3,150,799	—
Total other income	5,193,694	5,862,107	19,288,374	3,339,077

Income before provision for income taxes	3,861,227	4,376,794	14,999,445	124,384
Provision for income taxes	(957,180)	—	(957,180)	—
Net income	$2,904,047	$4,376,794	$14,042,265	$124,384

Weighted average shares outstanding of Class A common stock	34,500,000	34,500,000	34,500,000	25,274,725
Basic and diluted net income per share, Class A Common stock	$0.07	$0.11	$0.33	$(0.00)

Weighted average shares outstanding of Class B common stock	8,625,000	8,625,000	8,625,000	8,163,462
Basic and diluted net income per share, Class B Common stock	$0.07	$0.11	$0.33	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	8,625,000	$863	$—	$(32,196,948)	$(32,196,085)

Net income	—	—	—	—	—	8,883,557	8,883,557

Balance — March 31, 2022	—	$—	8,625,000	$863	$—	$(23,313,391)	$(23,312,528)

Net income	—	—	—	—	—	2,254,661	2,254,661

Balance – June 30, 2022	—	$—	8,625,000	$863	$—	$(21,058,730)	$(21,057,867)
Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(437,931)	(437,931)

Net income	—	—	—	—	—	2,904,047	2,904,047

Balance – September 30, 2022	—	$—	8,625,000	$863	$—	$(18,592,614)	$(18,591,751)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,000)	$24,000

Remeasurement for Class A Common Stock to redemption amount	—	—	—	—	(4,178,803)	(19,868,907)	(24,047,710)

Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	4,154,666	—	4,154,666

Net loss	—	—	—	—	—	(604,983)	(604,983)

Balance — March 31, 2021	—	$—	8,625,000	$863	$—	$(20,474,890)	$(20,474,027)

Remeasurement for Class A Common Stock to redemption amount - overallotment	—	—	—	—	(456,000)	(3,114,000)	(357,000)

Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	456,000	—	—

Net loss	—	—	—	—	—	(3,647,427)	(3,647,427)

Balance – June 30, 2021	—	$—	8,625,000	$863	$—	$27,236,317	$27,235,454

Net income	—	—	—	—	—	4,376,794	4,376,794

Balance – September 30, 2021	—	$—	8,625,000	$863	$—	$(22,859,523)	$(22,858,660)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$14,042,265	$124,384
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest earned on marketable securities held in Trust Account	(1,744,350)	(16,410)
Change in fair value of warrant liabilities	(14,393,225)	(3,322,667)
Transaction costs incurred in connection with the Initial Public Offering	—	428,394
Changes in operating assets and liabilities:
Prepaid expenses	437,053	(887,912)
Accounts payable and accrued expenses	1,834,856	2,237,907
Income taxes payable	957,180	—
Net cash provided by (used in) operating activities	1,133,779	(1,436,304)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(345,000,000)
Cash withdrawn from Trust Account for franchise taxes	359,509	—
Net cash provided by (used in) investing activities	359,509	(345,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	—	338,100,000
Proceeds from sale of Private Placement Warrants	—	9,100,000
Proceeds from promissory notes – related party	—	(25,050)
Payment of offering costs	—	(526,054)
Repayment of advances from related party	(62,500)	—
Proceeds from promissory note	400,000	—
Repayment of promissory note	(400,000)	—
Net cash (used in) provided by financing activities	(62,500)	346,648,896

Net Change in Cash	1,430,788	212,592
Cash – Beginning of period	189,608	—
Cash – End of period	$1,620,396	$212,592

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$—
Remeasurement of carrying value to redemption value	$437,931	$27,625,272
Class A common stock subject to possible redemption	$—	$345,000,000
Deferred underwriting fee payable	$—	$12,075,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and unrealized gains from the marketable securities held in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company granted the Underwriters a 45-day option to purchase up to 4,500,000 additional units to cover over-allotments. On April 23, 2021, the Underwriters purchased 4,500,000 additional units pursuant to their exercise of the over-allotment option in full, generating gross proceeds of $45,000,000.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Consideration of IR Act Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly-traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022 in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and impact the Company’s ability to complete a Business Combination.

Liquidity and Going Concern

As of September 30, 2022, the Company had cash of $1,620,396 not held in the Trust Account and available for working capital purposes, a working capital deficit of $6,781,180, and total current liabilities of $8,671,393.

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

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 21, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are reported as a separate line item in the accompanying condensed statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

At September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(8,495,000)
Class A common stock issuance costs	(19,122,710)
Plus:
Remeasurement of carrying value to redemption value	27,617,710
Class A common stock subject to possible redemption - 12/31/21	$345,000,000

Plus:
Remeasurement of carrying value to redemption value	437,931
Class A common stock subject to possible redemption - 09/30/22	$345,437,931

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

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022, and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 24.79% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 6.38% and 0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,566,667 shares in the calculation of diluted income per common share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended
	September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$2,323,238	$580,809	$3,501,445	$875,359
Denominator:
Basic and diluted weighted average stock outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income per common share	$0.07	$0.07	$0.11	$0.11

	Nine Months Ended
	September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$11,233,812	$2,808,453	$72,899	$23,546
Denominator:
Basic and diluted weighted average stock outstanding	34,500,000	8,625,000	25,274,725	8,163,462
Basic and diluted net income per common share	$0.33	$0.33	$(0.00)	$(0.00)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

Share-based Compensation

The Company adopted ASC Topic 718, “Compensation—Stock Compensation”, guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Black-Scholes option pricing model. Grants of share-based payment awards issued to nonemployees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses are included in costs and operating expenses depending on the nature of the services provided in the condensed statements of operations.

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

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The Company granted the Underwriters a 45-day option to purchase up to 4,500,000 additional units to cover over-allotments. On April 23, 2021, the Underwriters purchased 4,500,000 additional Units (the “Additional Units”) at $10.00 per Additional Unit pursuant to their exercise of the over-allotment option in full, generating gross proceeds of $45,000,000. The Additional Units were identical to the Units sold pursuant to the Initial Public Offering.

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

SEPTEMBER 30, 2022

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

Advances from Related Party

On December 14, 2021, the Sponsor paid for certain operating costs on behalf of the Company amounting to $62,500. The advances were non-interest bearing and due on demand. As as September 30, 2022, the Company repaid the advances in full.

On December 23, 2021, the Sponsor entered into an Independent Contractor Consulting Agreement (the “Agreement”) with Kingswood LLC (the “Consultant”) pursuant to which the Consultant provided services in connection with the negotiation and execution of a proposed business combination with Essentium Inc. (which proposed business combination has since been terminated) in exchange for a fee of $385,000. The Agreement was entered into  prior to the time the principal of the Consultant, Jason Chryssicas, became the Chief Financial Officer of the Company. The Company agreed to reimburse the Sponsor for any out-of-pocket expenses incurred in connection with activities on behalf of the Company such as identifying potential target businesses and performing due diligence on suitable business combinations. As of September 30, 2022, the Company accrued $385,000 in expenses in connection with the Agreement.

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

On April 18, 2022, the Company was advanced $250,000 from Shahraab Ahmad, Chief Executive Officer of the Company (the “April Promissory Note”). On May 27, 2022, the Company was advanced $150,000 from Shahraab Ahmad, Chief Executive Officer of the Company (the “May Promissory Note”, together with the April Promissory Note, the “Notes”). These Notes are non-interest bearing and payable upon the earlier of (i) completion of an initial Business Combination or (ii) liquidation if there is no initial Business Combination. As of September 30, 2022, there were no amounts outstanding under the Notes.

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

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Sponsor Commitment

On August 9, 2021, the Sponsor committed to provide the Company with an aggregate of $1,315,000 in loans through September 30, 2022. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of an initial Business Combination. If the Company does not consummate an initial Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans. On November 11, 2021, the Sponsor amended the previous commitment to include an additional $1,055,000 in loans through November 15, 2022. The commitment balance, after the amendment on November 11, 2021, was $2,370,000, of which no amount is outstanding as of September 30, 2022 and December 31, 2021. If the Company were to draw upon the commitment, the loans would be non-interest bearing, non-convertible working capital loans to be paid upon the consummation of a business combination.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and classified as temporary equity.

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 8,625,000 Class B common stock issued and outstanding. On April 23, 2021 the underwriters’ fully exercised their over-allotment option. As such, none of the Founder Shares held by the Sponsor were forfeited.

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

NOTE 8. WARRANTS

As of September 30, 2022 and December 31, 2021, there were 11,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants.The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

As of September 30, 2022 and December 31, 2021, there were 6,066,667 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At September 30, 2022, assets held in the Trust Account were comprised of $346,408,540 in mutual funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2022, the Company has withdrawn $359,509 amounts of the interest earned on the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $345,023,699 in mutual funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company has not withdrawn any of the interest earned on the Trust Account.

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$346,408,540	$345,023,699

Liabilities:
Warrant Liabilities – Public Warrants	1	462,300	7,123,201
Warrant Liabilities – Private Placement Warrants	3	243,880	7,976,204

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

The key inputs into the model for the Private Placement Warrants were as follows:

	March 8, 2021
	(Initial	December 31,	September 30,
	Measurement)	2021	2022
Risk-free interest rate	1.00%	1.24%	4.12%
Term (years)	5	5	5
Trading days per year	252	252	252
Expected volatility	13.1%	19.9%	5.6%
Exercise price	$11.50	$11.50	$11.50
Stock Price	$9.75	$9.76	$9.82
Probability of De-SPAC transaction	75%	90%	25%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2022	$7,976,204
Change in fair value	(6,890,581)
Fair value as of March 31, 2022	$1,085,623
Change in fair value	(709,490)
Fair value as of June 30, 2022	$376,133
Change in fair value	(132,253)
Fair value as of September 30, 2022	$243,880

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2022 for the Private Placement Warrants.

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

Proposed Business Combination and Termination

As previously disclosed, on November 30, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Alpha Merger Sub 1, Inc., a Delaware corporation and our direct wholly-owned subsidiary (“Merger Sub”), and Essentium, Inc., a Delaware corporation (“Essentium”). On February 9, 2022, we, Merger Sub, and Essentium entered into a Termination and Fee Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the parties agreed to mutually terminate the Business Combination Agreement, subject to the conditions set forth in the Termination Agreement.

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

For the nine months ended September 30, 2022, we received cash payments under the Termination Agreement totaling $3,150,799.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 7, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest and gains on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as changes in the fair value of the warrant liabilities and for due diligence and transaction expenses.

For the three months ended September 30, 2022, we had net income of $2,904,047, which consists of a change in fair value of warrant liabilities of $382,953, unrealized gain on marketable securities held in Trust Account of $49,512, interest earned on marketable securities held in Trust Account of $1,610,430 and termination fee of $3,150,799, offset by operational costs of $1,332,467 and provision for income taxes of $957,180.

For the nine months ended September 30, 2022, we had net income of $14,042,265, which consists of a change in fair value of warrant liabilities of $14,393,225, interest earned on marketable securities held in Trust Account of $1,744,350 and termination fee of $3,150,799, offset by operational costs of $4,288,929 and provision for income taxes of $957,180.

For the three months ended September 30, 2021, we had net income of $4,376,794, which consists of a change in fair value of warrant liabilities of $5,857,667 and interest and gains earned on marketable securities held in Trust Account of $4,440, offset by operational costs of $1,485,313.

For the nine months ended September 30, 2021, we had net income of $124,384, which consists of operational costs of $3,214,693, offset by a change in fair value of warrant liabilities of $3,322,667, and interest earned on marketable securities held in Trust Account of $16,410.

Liquidity and Capital Resources

For the nine months ended September 30, 2022, cash provided by operating activities was $1,133,779. Net income of $14,042,265 was affected by change in fair value of warrant liabilities of $14,393,225 and interest earned on marketable securities held in Trust Account of $1,744,350. Net changes in operating assets and liabilities provided $3,229,089 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $1,436,304. Net income of $124,384 was affected by interest earned on marketable securities held in Trust Account of $16,410, a change in fair value of the warrant liabilities of $3,322,667, and transaction costs associated with the Initial Public Offering of $428,394. Net changes in operating assets and liabilities provided $1,349,995 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $346,408,540 (including $1,744,350 of interest income) consisting of mutual funds which invest primarily in U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have withdrawn $359,509 of interest earned from the Trust Account.

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

As of September 30, 2022, we had cash of $1,620,396. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On December 14, 2021, our Sponsor paid for certain operating costs on behalf of the Company amounting to $62,500. The advances were non-interest bearing and due on demand. As as September 30, 2022, we repaid the advances in full.

On April 18, 2022, pursuant to a promissory note, we were advanced $250,000 from Shahraab Ahmad, Chief Executive Officer of the Company (the “April Promissory Note”). On May 27, 2022, pursuant to a promissory note, we were advanced $150,000 from Shahraab Ahmad, Chief Executive Officer of the Company (the “May Promissory Note”, together with the April Promissory Note, the “Notes”). These Notes are non-interest bearing and payable upon the earlier of (i) completion of an initial Business Combination or (ii) liquidation if there is no initial Business Combination. As of September 30, 2022, there were no amounts outstanding under the Notes.

On December 23, 2021, our Sponsor entered into an Independent Contractor Consulting Agreement (the “Agreement”) with Kingswood LLC (the “Consultan”) pursuant to which the Consultant provided services in connection with the negotiation and execution of a proposed business combination with Essentium Inc. (which proposed business combination has since been terminated) in exchange for a fee of $385,000. The Agreement was entered into prior to the time the principal of the Consultant, Jason Chryssicas, became our Chief Financial Officer. We have agreed to reimburse the our Sponsor for any out-of-pocket expenses incurred in connection with activities on behalf of the Company such as identifying potential target businesses and performing due diligence on suitable business combinations. As of September 30, 2022, we accrued $385,000 in expenses in connection with the Agreement.

Going Concern

As of September 30, 2022, the Company had cash of $1,620,396 not held in the Trust Account and available for working capital purposes, a working capital deficit of $6,781,180, and total current liabilities of $8,671,393.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Atlantic Coastal Acquisition Management LLC a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on March 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three and nine months ended September 30, 2022 and 2021, the Company incurred $30,000 and $90,000. Of these amounts, as of September 30, 2022 and 2021, $30,000 and $70,000 are included in accrued expenses in the accompanying condensed balance sheet, respectively.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as well as the material weakness in internal control over financial reporting related to the preparation and review of the quarterly and year-end financial statements. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

As a result, included on our condensed balance sheet as of September 30, 2022 are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the condensed statements of operations. As a result of the recurring fair value measurement, our condensed financial statements and condensed results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After discussion with and consultation with our advisors, our management concluded that there was a material weakness in our internal controls over financial reporting as of September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

ATLANTIC COASTAL ACQUISITION CORP.

Date: November 10, 2022	By:	/s/ Shahraab Ahmad
	Name:	Shahraab Ahmad
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Jason Chryssicas
	Name:	Jason Chryssicas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)