Form 10-K
period 2022-12-31
Atlantic Coastal Acquisition Corp.
filed 2023-04-21
CIK 1836274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant including in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a rediscovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The registrant’s units began trading on the Nasdaq Capital Market on March 4, 2021 and the registrant’s shares of common stock and warrants began trading on the Nasdaq Capital Market on April 26, 2021. The aggregate market value of the registrant’s shares of Class A common stock outstanding, other than the shares held by persons who may be deemed affiliates of the registrant as of June 30, 2022, was $122,422,226.

As of April 5, 2023, there were 12,157,610 shares of Class A common stock, par value $0.0001 per share, and 1 share of Class B common stock, par value $0.0001 per share of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K (“Annual Report”), which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” for the purpose of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our ability to complete an initial business combination due to the uncertainty resulting from the continued effects of the COVID-19 outbreak;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses, including their industry and geographic location;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	the Trust Account not being subject to claims of third parties;
●	delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities; or
●	our financial performance following our initial public offering or following our initial business combination.

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

●	We are a blank check company with no operating history and no revenue, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or Atlantic Coastal Acquisition Corp. may not be indicative of future performance of an investment in the Company.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	Because our Trust Account will initially contain $10.00 per share of Class A common stock, public stockholders may be more incentivized to redeem their public shares at the time of our initial business combination.
●	We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.
●	We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your securities, potentially at a loss.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Our search for a target business or businesses, with which we ultimately consummate an initial business combination, may be materially adversely affected by the continued effects of COVID-19, geopolitical conflicts and the status of debt and equity markets.
●	Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
●	Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our executive officers, directors and key personnel, some of whom may join us following our initial business combination. The loss of our executive officers, directors, or key personnel could negatively impact the operations and profitability of our business.

●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect the business, investments and results of our operations.
●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and the warrants will expire worthless.
●	We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of a majority of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
●	The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.
●	The value of the founder shares (including founder shares that have been converted into Class A common stock) following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	There has been and may in the future be diversity in the capital structure, financial accounting policies, and resultant financial reporting by SPACs, which may impact the market price for our Class A common stock and our ability to complete a business combination.

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

On April 18, 2022, the Company was advanced $250,000 from Shahraab Ahmad, Chief Executive Officer of the Company (the “April Promissory Note”). On May 27, 2022, the Company was advanced $150,000 from Shahraab Ahmad, Chief Executive Officer of the Company (the “May Promissory Note”, together with the April Promissory Note, the “Notes”). These Notes are non-interest bearing and payable upon the earlier of (i) completion of an initial Business Combination or (ii) liquidation if there is no initial Business Combination. As of December 31, 2022, there were no amounts outstanding under the Notes.

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

The Termination Agreement provides that we will be entitled to receive cash payments or a warrant to acquire Essentium shares (the “Termination Proceeds”), subject to the occurrence of certain events, as follows: (i) the lesser of (a) an amount in cash equal to five percent (5%) of the aggregate gross proceeds to Essentium of all Financing Transactions (as defined in the Termination Agreement) consummated on or prior to March 8, 2023 and (b) $7,500,000, (ii) if Essentium consummates a Sale of the Company (as defined in the Termination Agreement) on or before March 8, 2023, the greater of (a) $2,000,000 and (b) an amount in cash equal to five percent (5%) of the net proceeds received by Essentium upon the consummation of such Sale of the Company, (iii) if Essentium has not consummated a Sale of the Company on or prior to March 8, 2023, a warrant to acquire a number of Essentium shares in an amount equal to five percent (5%) of the Fully Diluted Shares Outstanding (as defined in the Business Combination Agreement) as of February 9, 2022, as adjusted to take into account any stock split, stock dividend or similar event effected with respect to Essentium’s shares on or after the February 9, 2022 and on or prior to the date of the warrant, with an exercise price reflective of an implied equity value for Essentium of $500,000,000 as of the date of the warrant and (iv) if Essentium has not consummated a Sale of the Company on or prior to March 8, 2023, and we determine to redeem our public shares and liquidate or dissolve on or after March 8, 2023 (and do not withdraw such determination), an amount equal to $2,000,000. As of April 5, 2023, we have received $4,750,799 in Termination Proceeds in accordance with the Termination Agreement.

The Termination Agreement contains mutual releases by all parties thereto, for all claims known and unknown, relating and arising out of, or relating to, among other things, the Business Combination Agreement, or the transactions contemplated by the Business Combination Agreement, subject to certain exceptions with respect to claims for indemnity or contribution.

The foregoing description of the Termination Agreement is subject to and qualified in its entirety by reference to the full text of the Termination Agreement, a copy of which is included as Exhibit 2.1 to this Annual Report, and incorporated herein by reference. Certain of the Termination Proceeds, when received by us, would be allocable to the payment for fees and expenses of our advisors.

We intend to seek a business combination with another operating company. We intend to focus our search for a suitable initial business combination target in the next-generation mobility sector, but we may pursue an initial business combination target in any stage of its corporate evolution or in any industry, sector or geographic location. As disclosed in the final prospectus relating to our initial public offering, filed on March 5, 2021 and subsequent filings with the SEC, if we have not consummated an initial business combination within the timeframe required from the closing of our initial public offering, subject to any Extensions (as defined below), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Class A common stock sold as part of the units in our initial public offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of our then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Charter Amendment and Extension

On March 2, 2023, we held a special meeting of the stockholders of the Company (the “Meeting”) during which the stockholders voted to amend the Company’s amended and restated certificate of incorporation (the “Charter”) to (i) extend the date by which the Company must consummate a business combination, (ii) provide holders of Class B Common Stock (as defined in the Charter) the right to convert any and all their Class B Common Stock into Class A common stock on a one-for-one basis prior to the closing of a business combination at the election of the holder and (iii) provide that certain charter amendments can be effectuated with the affirmative vote of 65% of the shares of common stock outstanding that are entitled to vote. The proposal was approved and the date by which the Company has to consummate a business combination was extended from March 8, 2023 to June 8, 2023 (the “Extension”), subject to additional Extension(s) up to September 8, 2023 upon election by the Sponsor. On March 2, 2023, the Company filed the amendment to its amended and restated certificate of incorporation (the “Second Amended and Restated Certificate of Incorporation”) with the Secretary of State of the State of Delaware.

On or about February 28, 2023, our Sponsor entered into agreements (“Non-Redemption Agreements”) with several unaffiliated third parties in exchange for them agreeing not to redeem an aggregate of 2,368,264 shares (“Non-Redeemed Shares”) of the Company’s Class A common stock sold in its initial public offering at the Meeting. In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to such investors an aggregate of 355,240 shares of the Company held by the Sponsor immediately following consummation of an initial business combination if they continued to hold such Non-Redeemed Shares through the Meeting.

On March 2, 2023, in connection with such Extension, our Sponsor and the Company’s independent directors (collectively, the “Class B Holders”) voluntarily converted 8,624,999 shares of Class B Common Stock of the Company they held as of such date into 8,624,999 shares of Class A common stock of the Company (the “Conversion”) in accordance with our Second Amended and Restated Certificate of Incorporation. With respect to shares of Class A common stock that they received as result of the Conversion, the Class B Holders (i) agreed that they would not vote such stock until after the closing of a business combination and (ii) acknowledged that such stock would not be entitled to any distribution from the Company’s trust account. As a result of the Conversion and the results of the Meeting described above, the Company has an aggregate of 12,157,610 shares of Class A common stock outstanding and 1 share of Class B Common Stock (held by the Sponsor) outstanding.

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

Members of our management team and our independent directors will directly or indirectly own founder shares (including founder shares that have been converted into Class A common stock) and/or private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our Second Amended and Restated Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers and directors will materially affect our ability to complete our initial business combination.

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

Anthony D. Eisenberg has been our Chief Strategy Officer since December 2020 and was previously a director from February 2021 to March 2023. Mr. Eisenberg also serves as Chief Strategy Officer and a director of ACA II. Since 2013, Mr. Eisenberg has managed Tappan Street, a multi-strategy family office with expertise in environmental, social and corporate governance principles and private market investments. Since March 2020, Mr. Eisenberg has also served on the board of advisors of Komma, a mobility company targeting the urban mobility vehicle market. From 2013 to 2019, Mr. Eisenberg served on the board of advisors of Michigan Income Principal-Protected Growth Fund, an impact investing fund in partnership with the State of Michigan and the US Department of Treasury and led the firm’s development activities. Mr. Eisenberg began his career in politics working in the Office of U.S. Senator Debbie Stabenow, Patton Boggs and the D.C. based research group Marwood Group, prior to his principal investing career, which began at the hedge fund Christofferson Robb & Company. Mr. Eisenberg holds an M.B.A. in Finance from Georgetown University—The McDonough School of Business, a J.D. from the University of Michigan Law School and a B.B.A. in Finance and Political Science from the University of Miami.

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

Financial Position and Flexibility.

On March 8, 2021 we closed our initial public offering. As of December 31, 2022, we had $1,252,410 cash available for working capital purposes. As of April 5, 2023, we have $36,518,723 held in the Trust Account available for a business combination. As such, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

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

We previously had 24 months from the closing of our initial public offering to consummate an initial business combination. This time period was extended at a March 2, 2023 special meeting of the stockholders of the Company to June 8, 2023 and is subject to additional Extension(s) up to September 8, 2023. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Our founders and our executive officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, including the founder shares, (2) not to redeem any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not to sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, we would need 2,296,198 or approximately 65%, of the 3,532,611 remaining public shares sold in our initial public offering to be voted in favor of a transaction in order to have our initial business combination approved (assuming all shares were present and entitled to vote at the meeting). On March 2, 2023, in connection with amendments to our Charter, our Sponsor and the Company’s independent directors (collectively, the “Class B Holders”) voluntarily converted 8,624,999 shares of Class B Common Stock of the Company they held as of such date into 8,624,999 shares of Class A common stock of the Company (the “Conversion”) in accordance with our Second Amended and Restated Certificate of Incorporation. With respect to shares of Class A common stock that they received as result of the Conversion, the Class B Holders (i) agreed that they would not vote such stock until after the closing of a business combination and (ii) acknowledged that such stock would not be entitled to any distribution from the Company’s trust account. As a result of the Conversion, the Company has an aggregate of 12,157,610 shares of Class A common stock outstanding and 1 share of Class B Common Stock (held by the Sponsor) outstanding.

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

On or about February 28, 2023, our Sponsor entered into agreements (“Non-Redemption Agreements”) with several unaffiliated third parties in exchange for them agreeing not to redeem an aggregate of 2,368,264 shares (“Non-Redeemed Shares”) of the Company’s Class A common stock sold in its initial public offering at a special meeting of the stockholders of the Company during which the stockholders voted to amend the Company’s Charter (the “Meeting”). In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to such investors an aggregate of 355,240 shares of the Company held by the Sponsor immediately following consummation of an initial business combination if they continued to hold such Non-Redeemed Shares through the Meeting. On March 2, 2023, we held a special meeting of the stockholders of the Company during which the stockholders voted to amend the Company’s Charter. In connection with such meeting, effective March 2, 2023, holders of an aggregate of 30,967,389 of our publicly held Class A common stock exercised, and did not reverse, their right to redeem their Class A common stock and as a result, such holders received a payment of approximately $10.14 per share that they redeemed.

Liquidation if No Business Combination

Our Second Amended and Restated Certificate of Incorporation provides that we will only have until June 8, 2023 (or September 8, 2023 if certain conditions are met) to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Corporation to pay taxes (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the timeframe prescribed by our Second Amended and Restated Certificate of Incorporation.

Our founders, executive officers and directors have agreed (pursuant to a written letter agreement with us filed as an exhibit to the registration statement filed in connection with our initial public offering) that they will not propose any amendment to our Second Amended and Restated Certificate of Incorporation that would stop our public stockholders from redeeming their shares of Class A common stock in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within the required timeframe unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our founders, any executive officer or director, or any other person.

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

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed timeframe, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the expiration of the timeframe within which we must complete our initial business combination, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Second Amended and Restated Certificate of Incorporation

On March 5, 2021 we filed an amended and restated certificate of incorporation with the office of the Secretary of State of the State of Delaware in connection with our initial public offering (the “Charter”). On March 2, 2023, we held a special meeting of the stockholders of the Company (the “Meeting”) during which the stockholders voted to amend the Company’s Charter to (a) extend the date by which the Company must consummate a business combination, (b) provide holders of Class B Common Stock (as defined in the Charter) the right to convert any and all their Class B Common Stock into Class A common stock on a one-for-one basis prior to the closing of a business combination at the election of the holder and (c) provide that certain charter amendments can be effectuated with the affirmative vote of 65% of the shares of common stock outstanding that are entitled to vote. On March 2, 2023, the proposal was approved and the Company filed the amendment to its amended and restated certificate of incorporation (the “Second Amended and Restated Certificate of Incorporation”) with the Secretary of State of the State of Delaware.

Our Second Amended and Restated Certificate of Incorporation contains certain requirements and restrictions that apply to us until the consummation of our initial business combination. These provisions, including provisions regarding the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period, cannot be amended without the approval of holders of at least 65% of our common stock. If we seek to amend any provisions of our Second Amended and Restated Certificate of Incorporation that would stop our public stockholders from redeeming or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within the time period prescribed by our Second Amended and Restated Certificate of Incorporation, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our founders, any executive officer or director, or any other person. Our founders, executive officers and directors have agreed to waive any redemption rights with respect to any common stock held by them, and any public shares they may hold in connection with any vote to amend our Second Amended and Restated Certificate of Incorporation. Specifically, our Second Amended and Restated Certificate of Incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the initial business combination upon such consummation and, if we seek stockholder approval, a majority of the shares voted at a stockholder meeting are voted in favor of the business combination;
●	if our initial business combination is not consummated by June 8, 2023 (or up to September 8, 2023, if applicable in accordance with the Second Amended and Restated Certificate of Incorporation), then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve the Company;
●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and
●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the Trust Account, or that votes as a class with the Class A common stock sold in our initial public offering on any matter.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

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

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Certain of our executive officers and directors serve as executive officers and directors of ACA II, which went public in January 2022. Past performance by our management team or ACA II is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance as indicative of our future performance of an investment in our company or the returns our company will, or is likely to, generate going forward.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

The registration statement for the IPO was declared effective on March 3, 2021. On March 8, 2021, we consummated the IPO of 30,000,000 units, with each unit consisting of one public share and one-third of one public warrant, each whole public warrant to purchase one share of common stock at a price of $11.50, raising total gross proceeds of $300,000,000. On April 23, 2021, the underwriters purchased additional units pursuant to their exercise of the over-allotment option in full, generating gross proceeds of $45,000,000, which is discussed in Note 6 to the financial statements.

Simultaneously with the closing of the IPO, we consummated the sale of 5,466,667 private placement warrants at a price of $1.50 per private placement warrant in a private placement to our sponsor, generating total proceeds of $8,200,000. In connection with the underwriters’ exercise of their over-allotment option, our sponsor purchased an additional 600,000 private placement warrants, generating gross proceeds to us of $900,000, which is discussed in Note 4 to the financial statements. Transaction costs amounted to $19,122,710 consisting of $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $576,104 of other offering costs.

For the year ended December 31, 2022, cash used in operating activities was $393,036. Net income of $17,994,321 was affected by dividends earned on marketable securities held in Trust Account of $4,645,291, deferred tax benefit of $366,106, and a change in fair value of the warrant liabilities of $14,221,072. Net changes in operating assets and liabilities provided $1,631,184 of cash for operating activities.

As of December 31, 2022, we had marketable securities held in the Trust Account of $348,936,724 (including approximately $4,645,291 of interest income) consisting of mutual funds which invest primarily in U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we have not withdrawn any interest earned from the Trust Account. In addition, as of December 31, 2022, we had cash of $1,252,410 held outside of the Trust Account.

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

We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through June 8, 2023, the date that we will be required to cease all operations (assuming no further extensions are provided to consummate an initial business combination), except for the purpose of winding up, if a business combination is not consummated.

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

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with such business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the initial business combination upon the consummation of our initial business combination or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Our Second Amended and Restated Certificate of Incorporation requires us to provide all of our public stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the initial business combination upon the consummation of our initial business combination, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

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

The requirement that we complete our initial business combination within the time period prescribed by our Second Amended and Restated Certificate of Incorporation may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within the time prescribed in our Second Amended and Restated Certificate of Incorporation. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a special purpose acquisition company for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the special purpose acquisition company and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our Sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our founders, executive officers and directors have agreed that we must complete our initial business combination by June 8, 2023 (or up to September 8, 2023, if applicable in accordance with additional Extensions as permitted by our Second Amended and Restated Certificate of Incorporation). We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak and effect of COVID-19 continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire.

If we are unable to consummate our initial business combination within the required time period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the Trust Account (net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public stockholders from the Trust Account shall be effected as required by function of our Second Amended and Restated Certificate of Incorporation and prior to any voluntary winding up.

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

Our public stockholders shall be entitled to receive funds from the Trust Account only (i) in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, (ii) if they redeem their shares in connection with an initial business combination that we consummate or, (iii) if they redeem their shares in connection with a stockholder vote to amend our Second Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required timeframe or (B) with respect to any other provision relating to our pre-business combination activity and related stockholders’ rights. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

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

We may engage our underwriters from our initial public offering or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s-length negotiation. Such underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives tied to the consummation of an initial business combination may cause them to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination. We had engaged BTIG, LLC, one of the underwriters from our initial public offering, as placement agent in connection with our previous proposed initial business combination with Essentium. As of the date of this Annual Report, no fees or other compensation for such placement agent services has been paid to BTIG, LLC or their respective affiliates.

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

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), our Second Amended and Restated Certificate of Incorporation provides that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), would be restricted from seeking redemption rights with respect to an aggregate of more than 15% of the shares of Class A common stock sold in our initial public offering without our prior written consent. Your inability to redeem an aggregate of more than 15% of the shares of Class A common stock sold in our initial public offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

If the funds not being held in the Trust Account are insufficient to allow us to operate until such time as we complete our initial business combination, we may be unable to complete our initial business combination.

The funds available to us outside of the Trust Account, plus the interest earned on the funds held in the Trust Account that may be available to us, may not be sufficient to allow us to operate for as long as it takes for us to consummate our initial business combination. Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business.

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

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Proposed Rules (defined below) may cause us to liquidate the funds in the Trust Account or liquidate ACAH at an earlier time than we might otherwise choose.

With respect to the regulation of special purpose acquisition companies like the Company (“SPACs”), on March 30, 2022, the SEC issued proposed rules (the “SPAC Proposed Rules”) relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and to the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Proposed Rules have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Proposed Rules, or pursuant to the SEC’s views expressed in the SPAC Proposed Rules, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Proposed Rules may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Proposed Rules relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Proposed Rules would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rules would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we intend to instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash in a bank demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we intend to instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to maintain the funds in the Trust Account in a bank demand deposit account until the earlier of consummation of our initial business combination or liquidation of the Company. Interest on such deposit account is currently approximately 3% per annum, but such deposit account carries a variable rate and the Company cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in a bank demand deposit account would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Our search for a target business or businesses, with which we ultimately consummate an initial business combination, may be materially adversely affected by the continued effects of global events such as COVID-19, the ongoing war involving Russia and Ukraine, and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that could adversely affect economies and financial markets worldwide, and the business of any potential target business. If the disruptions posed by COVID-19 or other matters of global concern continue, our ability to consummate an initial business combination, or the operations of a target business or businesses with which we ultimately consummate an initial business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility and decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all. The uncertain nature, magnitude, and duration of hostilities stemming from Russia’s military invasion of Ukraine, including the potential effects of sanctions and retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, and such geopolitical risks could have an adverse impact on macroeconomic factors.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our Second Amended and Restated Certificate of Incorporation provides that we will continue in existence only until June 8, 2023 (or September 8, 2023 if certain conditions are met). As promptly as reasonably possible following the redemptions we are required to make to our public stockholders in such event, subject to the approval of our remaining stockholders and our Board of Directors, we would dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our founders, executive officers and directors, and their respective permitted transferees, can demand that we register for resale an aggregate of 8,625,000 founder shares (including founder shares that have been converted into Class A common stock) and 6,066,667 private placement warrants and the underlying securities.

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

As more fully discussed in “Certain Relationships and Related Transactions, and Director Independence —Conflicts of Interest,” our officers or directors also may become aware of business opportunities, which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties or contractual obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Second Amended and Restated Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. On March 2, 2023, in connection with amendments to our Charter, our directors and officers who held founder shares agreed to convert their Class B common stock founder shares to Class A common stock on a one-for-one basis. Accordingly, as of April 5, 2023, there were 87,842,390 and 9,999,999 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the remaining Class B common stock. The remaining Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Second Amended and Restated Certificate of Incorporation. As of April 5, 2023, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Second Amended and Restated Certificate of Incorporation as set forth therein. However, our Second Amended and Restated Certificate of Incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our Second Amended and Restated Certificate of Incorporation to extend the time we have to consummate a business combination beyond the current timeframe included therein. These provisions of our Second Amended and Restated Certificate of Incorporation, like all provisions contained therein, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors in the Company;
●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded to our Class A common stock;
●	could cause a change in control if a substantial number of shares of Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

Of the net proceeds from our initial public offering and the sale of the private placement warrants, $36,518,723 remained available as of April 5, 2023, to complete our initial business combination (which includes up to $12,075,000 for the payment of deferred underwriting commissions).

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

Since we have no specified percentage threshold for redemption contained in our Second Amended and Restated Certificate of Incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Historically, blank check companies would not be able to consummate an initial business combination if the holders of such company’s public shares voted against a proposed business combination and elected to redeem more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold was typically between 19.99% and 39.99%. As a result, many blank check companies were unable to complete a business combination because the amount of shares voted by their public stockholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with its initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to a tender offer, have entered into privately negotiated agreements to sell their shares to us or our founders, executive officers, directors, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the initial business combination upon the consummation of our initial business combination. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public stockholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

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

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait until June 8, 2023 (or September 8, 2023 if certain conditions are met), in order to be able to receive a portion of the Trust Account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the Trust Account.

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

Although we believe that the amount included in our Trust Account will be sufficient to consummate our initial business combination, because we have not yet identified a prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination, the election to be excused from its purchase obligations or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

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

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or International Financial Reporting Standard as issued by the International Accounting Standards Board, or IFRS, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our required timeframe.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our annual report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Risks Related to Our Securities

Provisions in our Second Amended and Restated Certificate of Incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our Second Amended and Restated Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered Board of Directors and the ability of our Board of Directors to designate the terms of, and issue new series of, preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

In addition, the founder shares, only one of which is outstanding and held by our Sponsor, will entitle the Sponsor to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our Second Amended and Restated Certificate of Incorporation may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our Second Amended and Restated Certificate of Incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our Second Amended and Restated Certificate of Incorporation provides, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee, agent or stockholder to us or our stockholders, (iii) any action asserting a claim against us or our directors, officers or employees arising pursuant to any provision of the DGCL, the Second Amended and Restated Certificate of Incorporation or our bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction over such action or proceeding, then state and federal courts located within the State of Delaware). Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Although we believe this forum provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Further, if any action, the subject matter of which is within the scope of the forum provisions of our Second Amended and Restated Certificate of Incorporation, is filed in a court other than a court of the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

Our Second Amended and Restated Certificate of Incorporation does not purport to require suits brought to enforce a duty or liability created by the Exchange Act to be brought in the Court of Chancery of the State of Delaware or another court of the State of Delaware. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

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

Our Sponsor, as the sole holder of our Class B Common Stock, will have the right to elect all of our directors prior to our initial business combination, which could delay the opportunity for our stockholders to elect directors.

The holder of the Class B Common Stock have the exclusive right to elect all of our directors prior to our initial business combination. Accordingly, we do not expect to hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination (unless required by Nasdaq). The holder of the Class B Common Stock will also have the exclusive right to vote on the removal of directors prior to our initial business combination.

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

We sold our units at an offering price of $10.00 per unit, implying an initial value of $10.00 per public share. However, prior to our initial public offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.0029 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination. For example, the following table shows the dilutive effect of the founder shares (including founder shares that have been converted into Class A common stock) on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $24,443,723, which is the amount we would have for our initial business combination in the Trust Account after payment of $12,075,000 of deferred underwriting commissions, assuming no interest is earned on the funds held in the Trust Account and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, our common stock would have an implied value of $2.01 per share upon consummation of our initial business combination, which would be an 79.9% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in our initial public offering, assuming no value to the public warrants).

Public shares	3,532,611
Founder shares (including founder shares that have been converted into Class A common stock)	8,625,000
Total shares	12,157,611
Total funds in trust available for initial business combination (less deferred underwriting commissions)	$24,443,723
Initial implied value per public share	$10.00
Implied value per share upon consummation of initial business combination	$2.01

Our management team and our sponsor may make a profit on any initial business combination, even if any public stockholders who did not redeem their shares would experience a loss on that business combination. As a result, the economic interests of our management team and our sponsor may not fully align with the economic interests of public stockholders.

Like most SPACs, our structure may not fully align the economic interests of our sponsor and those persons, including our officers and directors, who have interests in our sponsor, with the economic interests of our public stockholders. Upon the closing of our initial offering, our sponsor invested in us an aggregate of $9,125,000, comprised of the $25,000 purchase price for the founder shares and the $9,100,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 8,625,000 founder shares owned by our sponsor and our officers and directors would have an aggregate implied value of $86,250,000. Even if the trading price of our common stock was as low as $1.05 per share and the private placement warrants were worthless, the value of the founder shares (including founder shares that have been converted into Class A common stock) would be approximately equal to our sponsor’s aggregate initial investment in us. As a result, so long as we complete an initial business combination, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares lose significant value. Accordingly, our sponsor and members of our management team who own interests in our sponsor may have incentives to pursue and consummate an initial business combination quickly, with a risky or not well established target business, and/or on transaction terms favorable to the equityholders of the target business, rather than continue to seek a more favorable business combination transaction that could result in an improved outcome for our public stockholders or liquidate and return all of the cash in the trust to the public stockholders. For the foregoing reasons, you should consider our sponsor’s and management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with an initial business combination.

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

Certain provisions of our Second Amended and Restated Certificate of Incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least 65% of our issued and outstanding common stock entitled to vote, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Second Amended and Restated Certificate of Incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our Second Amended and Restated Certificate of Incorporation provides that amendments to any its provisions relating to our pre-initial business combination activity and related stockholder rights, including the substance and timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period, may be amended if approved by holders of at least 65% of our outstanding common stock entitled to vote. If an amendment to any such provision is approved by the requisite stockholder vote, then the corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended. Prior to the consummation of our initial business combination, we may not issue additional securities that can vote as a class with our public shares on amendments to our Second Amended and Restated Certificate of Incorporation.

Our Sponsor, as the sole holder of our Class B Common Stock, will control the election of our board of directors until consummation of our initial business combination and holds a substantial interest in us. As a result, our Sponsor can elect all of our directors prior to the consummation of our initial business combination.

Our founders, executive officers and directors own approximately 20% of the issued and outstanding shares of our common stock. In addition, the founder shares, only one of which is outstanding and held by our Sponsor, will entitle our Sponsor to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our Second Amended and Restated Certificate of Incorporation may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

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

As a result, included on our audited balance sheet as of December 31, 2022 are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We identified material weaknesses in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

As a result of such material weaknesses, the change in accounting for the Warrants, accounting for income taxes and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. The IRS and the Treasury have issued a notice of an intention to issue proposed regulations (the “Notice”); the Notice also provides interim guidance on which taxpayers can rely until issuance of the proposed regulations.

The IRA excise tax applies only to repurchases that occur after December 31, 2022. It is uncertain whether, and/or to what extent, the excise tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with initial business combination or extension requests, or exchanges of stock pursuant to an acquisitive reorganization (i.e., pursuant to the initial business combination or otherwise). Under the Notice, distributions pursuant to a complete liquidation of the Company (e.g., in the event we do not consummate an initial business combination) generally are not subject to this 1% excise tax, and other redemptions or repurchases of stock made during the same taxable year as the taxable year the Company completely liquidates and dissolves also would be exempt. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension request or otherwise may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination or otherwise would depend on a number of factors, including (i) the fair market value of the stock subject to redemptions and repurchases or exchanged in an acquisitive reorganization in connection with the business combination, (ii) the structure of the business combination, (iii) the nature and amount of any private investment in public equity or other equity issuances in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination, and might affect the structure chosen for a business combination and any potential financing in connection with the business combination.

We may be deemed a “foreign person” under the regulations relating to the Committee on Foreign Investment in the United States (“CFIUS”), and any business combination may be subject to U.S. foreign investment regulations and review by CFIUS or another U.S. government entity.

Our sponsor, Atlantic Coastal Acquisition Management LLC, is controlled by and has substantial ties with a non-U.S. person given that the managing member of our sponsor is a citizen of the Republic of Cyprus. Certain federally licensed businesses in the United States are subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving “foreign persons” to determine the effect of such transactions on U.S. national security. Therefore, because we may be considered a “foreign person” under such rules and regulations, we could be subject to foreign ownership restrictions and/or CFIUS review if our proposed business combination is between us and a U.S. target company engaged in a regulated industry or which may affect national security.

The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory CFIUS filings. It is unclear at this stage whether our potential business combination will fall within CFIUS’s jurisdiction, and if so, whether we would be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS. If we seek CFIUS review prior to the completion of our initial business combination, we may be subject to substantial delays and increased transaction costs. If we are required to undergo a CFIUS review following the completion of our initial business combination, in addition to any conditions or divestiture requirements imposed on us, we may incur substantial costs in connection therewith. Other possible foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination within the applicable time period because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive $10.20 per share of Series A common stock on the liquidation of their shares and our warrants will expire worthless. This will also cause our investors to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) Registration Statement on Form S-1, as filed with the SEC on March 2, 2021, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 21, 2022; and (ii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, and September 30, 2022, as filed with the SEC on June 1, 2022, August 11, 2022, and November 10, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Holders

As of April 5, 2023 there was 1 holder of record of our units, 1 holder of record of our separately traded Class A common stock, 2 holders of record of our separately traded warrants, and 1 holder of record of our Class B common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offering

In December 2020, our sponsor purchased 8,625,000 shares of our Class B common stock for an aggregate purchase price of approximately $0.0029 per share. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In March 2021, our sponsor transferred 50,000 founder shares to each of Ms. Lord and Messrs. Dove, Kahlon and Tapiero in compensation for their services as independent directors. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of the IPO. On March 21, 2023, Mr. Tapiero resigned from our Board of Directors and the 50,000 founder shares previously held by him were forfeited to our Sponsor. In connection with Mr. Tapiero’s resignation, Mr. Eisenberg also resigned from our Board of Directors in order to maintain compliance with Nasdaq director independence requirements.

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

Transaction costs amounted to $19,122,710, consisting of $6,900,000 in underwriting discount, $12,075,000 in deferred underwriting discount and $576,104 of other offering costs. In addition, $1,252,410 of cash is held outside of the Trust Account and is available for working capital purposes.

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

For the year ended December 31, 2022, we received cash payments and recognized other income under the Termination Agreement totaling $4,750,799.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest dividends on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the year ended December 31, 2022, we had net income of $17,994,321, which consists of a change in fair value of warrant liabilities of $14,221,072, interest earned on marketable securities held in Trust Account of $4,645,291 and termination fee of $4,750,799, offset by operational costs of $4,849,949 and provision for income taxes of $772,892.

For the year ended December 31, 2021, we had a net loss of $9,213,041, which consists of operational costs of $7,121,669 and change in fair value of warrant liabilities of $2,115,071, offset by interest earned on marketable securities held in Trust Account of $23,699 and changes in the fair value of the warrant liabilities.

Liquidity and Capital Resources

For the year ended December 31, 2022, cash provided by operating activities was $393,036. Net income of $17,994,321 was affected by change in fair value of warrant liabilities of $14,221,072, deferred tax benefit of $366,106, and interest earned on marketable securities held in Trust Account of $4,645,291. Net changes in operating assets and liabilities provided $1,631,184 of cash for operating activities.

For the year ended December 31, 2021, cash used in operating activities was $1,521,788. Net loss of $9,213,041 was affected by interest earned on marketable securities held in Trust Account of $23,699, transaction costs incurred in connection with the Initial Public Offering of $428,394 and the change in fair value of the warrant liabilities of $2,115,071. Net changes in operating assets and liabilities provided $5,171,487 of cash for operating activities.

As of December 31, 2022, we had marketable securities held in the Trust Account of $348,936,724 (including approximately $3,936,724 of interest income) consisting of mutual funds which invest primarily in U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we have withdrawn $732,266 of interest earned from the Trust Account.

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

As of December 31, 2022, we had cash of $1,252,410. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On December 14, 2021, our Sponsor paid for certain operating costs on behalf of the Company amounting to $62,500. The advances were non-interest bearing and due on demand. As of December 31, 2022, we repaid the advances in full.

On April 18, 2022, pursuant to a promissory note, we were advanced $250,000 from Shahraab Ahmad, Chief Executive Officer of the Company (the “April Promissory Note”). On May 27, 2022, pursuant to a promissory note, we were advanced $150,000 from Shahraab Ahmad, Chief Executive Officer of the Company (the “May Promissory Note”, together with the April Promissory Note, the “Notes”). These Notes are non-interest bearing and payable upon the earlier of (i) completion of an initial Business Combination or (ii) liquidation if there is no initial Business Combination. As of December 31, 2022, there were no amounts outstanding under the Notes.

On December 23, 2021, our Sponsor entered into an Independent Contractor Consulting Agreement (the “Agreement”) with Kingswood LLC (the “Consultant”) pursuant to which the Consultant provided services in connection with the negotiation and execution of a proposed business combination with Essentium Inc. (which proposed business combination has since been terminated) in exchange for a fee of $385,000. The Agreement was entered into prior to the time the principal of the Consultant, Jason Chryssicas, became our Chief Financial Officer. We have agreed to reimburse the Sponsor for any out-of-pocket expenses incurred in connection with activities on behalf of the Company such as identifying potential target businesses and performing due diligence on suitable business combinations. As of December 31, 2022, we accrued $385,000 in expenses in connection with the Agreement.

Going Concern

As of December 31, 2022, the Company had cash of $1,252,410 not held in the Trust Account and available for working capital purposes, a working capital deficit of $5,551,261, and total current liabilities of $6,904,706.

We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through June 8, 2023, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until June 8, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before June 8, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur, and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination on or prior to June 8, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 8, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Atlantic Coastal Acquisition Management LLC a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on March 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the year ended December 31, 2022 and 2021, the Company incurred $120,000 and $100,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying December 31, 2022 and 2021 balance sheet.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and accounting for income taxes. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified material weaknesses in internal controls related to the accounting for complex financial instruments and accounting for income taxes. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Annual Report, our directors and officers are as follows:

Name	Age	Title
Shahraab Ahmad	46	Chief Executive Officer and Chairman of the Board of Directors
Burt Jordan	56	President and Director
Anthony D. Eisenberg	41	Chief Strategy Officer
Jason Chryssicas	38	Chief Financial Officer
Ned Sizer	57	Chief Operating Officer
Joanna Lord	40	Director
Bryan Dove	43	Director
Iqbaljit Kahlon	36	Director

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

Anthony D. Eisenberg has been our Chief Strategy Officer since December 2020 and was previously a director from February 2021 to March 2023. Mr. Eisenberg also serves as Chief Strategy Officer and a director of ACA II. Since 2013, Mr. Eisenberg has managed Tappan Street, a multi-strategy family office with expertise in environmental, social and corporate governance principles and private market investments. Since March 2020, Mr. Eisenberg has also served on the board of advisors of Komma, a mobility company targeting the urban mobility vehicle market. From 2013 to 2019, Mr. Eisenberg served on the board of advisors of Michigan Income Principal-Protected Growth Fund, an impact investing fund in partnership with the State of Michigan and the US Department of Treasury and led the firm’s development activities. Mr. Eisenberg began his career in politics working in the Office of U.S. Senator Debbie Stabenow, Patton Boggs and the D.C. based research group Marwood Group, prior to his principal investing career, which began at the hedge fund Christofferson Robb & Company. Mr. Eisenberg holds an M.B.A. in Finance from Georgetown University—The McDonough School of Business, a J.D. from the University of Michigan Law School and a B.B.A. in Finance and Political Science from the University of Miami.

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

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of five (5) members and is divided into three classes, Class I, Class II, and Class III, with members of each class serving staggered three-year terms.

Our Board of Directors is divided into the following classes:

●	Class I, which consists of Shahraab Ahmad and Bryan Dove, whose terms will expire at our first annual meeting of stockholders;

●	Class II, which consists of Burt Jordan and Iqbaljit Kahlon, whose terms will expire at our second annual meeting of stockholders; and
●	Class III, which consists of Joanna Lord, whose term will expire at our third annual meeting of stockholders.

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

Audit Committee

Our audit committee members are Iqbaljit Kahlon, Joanna Lord and Bryan Dove. Our Board of Directors has determined that each of the members satisfies the independence requirements of Nasdaq and Rule 10A-3 under the Exchange Act. Each member of our audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, our Board of Directors has examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

Daniel M. Tapiero previously served as the chair of our audit committee. On March 21, 2023, Mr. Tapiero resigned from our Board of Directors and from his position as the chair of the audit committee and was subsequently replaced by Mr. Kahlon as the chair of the audit committee. Mr. Tapiero’s vacancy was filled by Bryan Dove and Mr. Dove was unanimously appointed to the audit committee by our Board of Directors on March 27, 2023. Our Board of Directors has determined that Mr. Kahlon qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq listing rules. In making this determination, our board has considered Mr. Kahlon’s formal education and previous experience in financial roles. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

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

Compensation Committee

Our compensation committee members are Iqbaljit Kahlon and Joanna Lord. Iqbaljit Kahlon serves as the chair of our compensation committee. Dan Tapiero previously served on our compensation committee. On March 21, 2023, Mr. Tapiero resigned from our Board of Directors and from his position as a member of the compensation committee. Mr. Tapiero’s vacancy was filled by Joanna Lord and Ms. Lord was unanimously appointed to the compensation committee by our Board of Directors on March 27, 2023. Our Board of Directors has determined that each member of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfies the independence requirements of Nasdaq.

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

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board of Directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 5, 2023, by:

●	each person known by us to be the beneficial owner of 5% or more of our outstanding shares of common stock;
●	each of our executive officers and directors that beneficially owns shares of our common stock;
●	and all our executive officers and directors as a group.

The following table sets forth information regarding the beneficial ownership of our Class A common stock, our Class B common stock, and our Class A common stock and Class B common stock voting together as a single group. The percentage ownership of our common stock is based on 12,157,611 shares of our common stock outstanding as of April 5, 2023, consisting of 12,157,610 shares of our Class A common stock and 1 share of our Class B common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the warrants offered in our IPO or the private placement warrants as such warrants are not exercisable within 60 days of April 5, 2023.

	Class A Common Stock Beneficially		Class B Common Stock Beneficially
Name and Address of Beneficial	Owned		Owned(2)
Owner(1)	Number of Shares	%	Number of Shares	%	% of Total Voting Power
Directors and Executive Officers
Atlantic Coastal Acquisition Management LLC(3)	8,474,999	69.7%	1	100.0%	69.7%
Shahraab Ahmad(3)	8,474,999	69.7%	1	100.0%	69.7%
Burt Jordan(4)	—	—	—	—	—
Anthony D. Eisenberg(4)	—	—	—	—	—
Jason Chryssicas(4)	—	—	—	—	—
Ned Sizer(4)	—	—	—	—	—
Joanna Lord	50,000	*	—	—	*
Bryan Dove(4)	50,000	*	—	—	*
Iqbaljit Kahlon(4)	50,000	*	—	—	*
All executive officers and directors as a group (9 persons)	8,624,999	70.9%	1	100.0%	70.9%
Five Percent Holders
Nomura Holdings, Inc.(5)	1,300,000	10.7%	—	—	10.7%
Fir Tree Capital Management LP(6)	1,771,241	14.6%	—	—	14.6%

* Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Atlantic Coastal Acquisition Corp., 6 St Johns Lane, Floor 5, New York, NY 10013.
(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such Class B common stock will automatically convert into Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.
(3)	Atlantic Coastal Acquisition Management LLC, our sponsor, is the record holder of the shares reported herein. Shahraab Ahmad is the manager and the majority owner of our sponsor. Accordingly, Mr. Ahmad may be deemed to beneficially own all of the shares held by our sponsor. Mr. Ahmad disclaims beneficial ownership of any securities held by our sponsor except to the extent of his pecuniary interest therein.
(4)	Does not include any shares held by our sponsor. This individual is a member of our sponsor but does not have voting or dispositive control over the shares held by our sponsor.

(5)	The information reported is based on a Schedule 13G filed on February 14, 2023. According to the Schedule 13G, as of December 31, 2022, each of Nomura Holdings, Inc. and Nomura Global Financial Products, Inc. has shared voting and dispositive power over 1,300,000 shares of our Class A common stock, assuming no shares of Class A common stock were redeemed in connection with the March 2, 2023 meeting of the stockholders of the Company. The address for Nomura Holdings, Inc. is 13-1, Nihonbashi 1-chome, Chuo-ku, Tokyo 103-8645, Japan. The address for Nomura Global Financial Products, Inc. is Worldwide Plaza, 309 West 49th Street, New York, NY 10019.
(6)	The information reported is based on a Schedule 13G filed on February 14, 2023. According to the Schedule 13G, as of December 31, 2022, Fir Tree Capital Management LP has sole voting and dispositive power over 1,771,241 shares of our Class A common stock, assuming no shares of Class A common stock were redeemed in connection with the March 2, 2023 meeting of the stockholders of the Company. The address for Fir Tree Capital Management LP is 500 5th Avenue, 9th Floor New York, NY 10110.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

In December 2020, our sponsor purchased an aggregate of 8,625,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.0029 per share. In March 2021, our sponsor transferred 50,000 founder shares to each of each of Ms. Lord and Messrs. Dove, Kahlon and Tapiero. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of the IPO. Due to the underwriters’ election to fully exercise their overallotment option, none of the founder shares held by our sponsor were forfeited. The founder shares will be worthless if we do not complete an initial business combination. On March 21, 2023, Mr. Tapiero resigned from our Board of Directors and the 50,000 founder shares previously held by him were forfeited to our Sponsor. In connection with Mr. Tapiero’s resignation, Mr. Eisenberg also resigned from our Board of Directors in order to maintain compliance with Nasdaq director independence requirements.

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

Administrative Support Agreement

Since the consummation of our IPO, we pay an affiliate of our sponsor a total of $10,000 per month for office space and general and administrative services. Upon completion of an initial business combination or liquidation, we will cease paying these monthly fees. For the year ended December 31, 2022, we incurred $120,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying audited balance sheets.

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

On August 9, 2021, we entered into the Commitment Letter with our sponsor, pursuant to which, through September 30, 2022, our sponsor may loan us (upon our request) up to $1,315,000 for costs reasonably related to the consummation of an initial business combination. Any loans made pursuant to the Commitment Letter will not bear any interest, will be unsecured and will be repaid upon the consummation of an initial business combination. In the event that we do not consummate a business combination, all amounts loaned to us under the Commitment Letter will be forgiven except to the extent that we have funds available to us outside of the Trust Account. On November 11, 2021, our sponsor amended the provisions commitment to include an additional $1,055,000 in loans through November 15, 2022. As of April 5, 2023, no amount is outstanding under the Commitment Letter.

On April 18, 2022, the Company was advanced $250,000 from Shahraab Ahmad, Chief Executive Officer of the Company (the “April Promissory Note”). On May 27, 2022, the Company was advanced $150,000 from Shahraab Ahmad, Chief Executive Officer of the Company (the “May Promissory Note”, together with the April Promissory Note, the “Notes”). These Notes are non-interest bearing and payable upon the earlier of (i) completion of an initial Business Combination or (ii) liquidation if there is no initial Business Combination. As of December 31, 2022, there were no amounts outstanding under the Notes.

We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

Letter Agreement

Pursuant to the Letter Agreement, our sponsor and each of our officers and directors agreed to (i) vote any shares of capital stock held by them in favor of our initial business combination, (ii) facilitate our liquidation and winding up if an initial business combination is not consummated within the timeframe prescribed by our Second Amended and Restated Certificate of Incorporation and (iii) certain transfer restrictions with respect to our securities and certain indemnification obligations of our sponsor. In addition, we agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

The foregoing description of the Letter Agreement is subject to and qualified in its entirety by reference to the full text of the Letter Agreement, a copy of which is included as Exhibit 10.1 to this Annual Report, and incorporated herein by reference.

Independent Contractor Consulting Agreement

On December 23, 2021, our Sponsor entered into an Independent Contractor Consulting Agreement (the “Consulting Agreement”) with Kingswood LLC (the “Consultant”) pursuant to which the Consultant provided services in connection with the negotiation and execution of a proposed business combination with Essentium Inc. (which proposed business combination has since been terminated) in exchange for a fee of $385,000. The Consulting Agreement was entered into prior to the time the principal of the Consultant, Jason Chryssicas, became the Chief Financial Officer of the Company. The Company agreed to reimburse the Consultant for any out-of-pocket expenses incurred in connection with activities on behalf of the Company such as identifying potential target businesses and performing due diligence on suitable business combinations. As of April 5, 2023, the Company accrued $385,000 in expenses in connection with the Consulting Agreement.

Litigation Funding Agreement

On September 21, 2022, we entered into a Litigation Funding Agreement (the “Funding Agreement”) with Tappan St Litigation Funding LLC (“Tappan St”), an entity affiliated with certain of our directors and officers described below, pursuant to which Tappan St agreed to fund expenses necessary to pursue legal claims for cash payments that remained owed to the Company in connection with the Termination Agreement (the “Proceeds”). Our audit committee unanimously approved the Funding Agreement on September 21, 2022. Pursuant to the Funding Agreement, Tappan St assumed full responsibility and risk for pursuing any actions under the Termination Agreement in exchange for (i) half of the Proceeds if the Proceeds were less than $3,250,000, (ii) $2,000,000 if the Proceeds were between $3,250,000 and $4,000,000 or (iii) half of the Proceeds if the Proceeds exceeded $4,000,000. Tappan St was ultimately successful in reaching a settlement for an additional $3.6 million, for total Proceeds of $6.7 million, of which Tappan St was entitled to $2.0 million under the Funding Agreement. Each of Shahraab Ahmad, our Chief Executive Officer and one of our directors and Anthony Eisenberg, our Chief Strategy Officer, own a 40 percent interest in Tappan St, and Jason Chryssicas, our Chief Financial Officer, owns a 20 percent interest in Tappan St. Tappan St subsequently entered into a Support Agreement with us in April 2023 to assume responsibility for all of our federal taxes related to the Proceeds received in connection with the Termination Agreement. No taxes related to the Proceeds received by us will be withdrawn from the Trust Account. Additionally, the Support Agreement specifies that Tappan St will use any funds in excess of our federal tax liability to fund the ongoing working capital needs of the Company in perpetuity. For further information regarding the Termination Agreement, please see “Business—Proposed Business Combination—Terminated”.

Support Agreement

In April 2023, in connection with our entry into the Funding Agreement, we entered into a Support Agreement with Tappan St, pursuant to which Tappan St agreed to assume responsibility for all of our federal taxes related to the Proceeds received in connection with the Termination Agreement. Additionally, the Support Agreement specifies that Tappan St will use any funds in excess of our federal tax liability to fund the ongoing working capital needs of the Company in perpetuity.

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

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our Second Amended and Restated Certificate of Incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

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

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of our execution of a definitive agreement for a business combination, our liquidation or such time as he or she ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he or she might have. Accordingly, our Second Amended and Restated Certificate of Incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our executive officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity’s Business	Affiliation
Shahraab Ahmad	Orama Holdings (Cayman) Limited Decca Capital Limited Peer Capital Management Limited	Investment Management Company Investment Management Company Investment Management Company	Chief Investment Officer Chief Investment Officer and Director Director
	Atlantic Coastal Acquisition Corp. II	Special Purpose Acquisition Company	Chief Executive Officer and Chairman

Burt Jordan	Atlantic Coastal Acquisition Corp. II	Special Purpose Acquisition Company	President and Director

Anthony D. Eisenberg	Tappan Street	Investing	Managing Member
	Palo Santo	Investing	Partner
	Atlantic Coastal Acquisition Corp. II	Special Purpose Acquisition Company	Director

Jason Chryssicas	BGC Partners, Inc. Cantor Fitzgerald, L.P.	Global Brokerage & Fintech Financial Services	Head of Investor Relations Head of Investor Relations
	Atlantic Coastal Acquisition Corp. II	Special Purpose Acquisition Company	Chief Financial Officer and Director

Ned Sizer	Sendle Pty Ltd	Carbon Neutral Courier Company	Chief Financial Officer

Joanna Lord	Reforge Inc.	Education	Chief Marketing Officer
	Atlantic Coastal Acquisition Corp. II	Special Purpose Acquisition Company	Director

Bryan Dove	CommerceHub	Logistics	Chief Executive Officer
	Travalyst	Travel	Chairman
	Atlantic Coastal Acquisition Corp. II	Special Purpose Acquisition Company	Director

Iqbaljit Kahlon	Tomales Bay Capital Hive AI Dora Technologies	Investment Firm Software Company IT Software Company	Managing Partner Executive Chairman Director
	Atlantic Coastal Acquisition Corp. II	Special Purpose Acquisition Company	Director

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

Limitation on Liability and Indemnification of Officers and Directors

Our Second Amended and Restated Certificate of Incorporation limits our directors’ liability to the fullest extent permitted under Delaware General Corporation Law, or the DGCL. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

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

We maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe that these provisions in our Second Amended and Restated Certificate of Incorporation and amended and restated bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of our Board of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Bryan Dove, Iqbaljit Kahlon and Joanna Lord qualify as our independent directors as defined under the Nasdaq rules. Previously Dan Tapiero served on our Board of Directors as an independent director. On March 21, 2023, Mr. Tapiero resigned from our Board of Directors and from his positions as the chair of our audit committee and as a member of our compensation committee. In order to maintain compliance with Nasdaq director independence requirements, Mr. Eisenberg resigned on April 4, 2023, and our Board of Directors continues to be composed of a majority of independent directors.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and 2021 totaled $79,645 and $128,660, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2023)
3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 25, 2021)
4.1	Specimen Unit Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 25, 2021)
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on February 25, 2021)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2021)
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

*Filed herewith

ATLANTIC COASTAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Atlantic Coastal Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Atlantic Coastal Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. The Company is subject to a mandatory liquidation and subsequent dissolution requirement if it does not complete a business combination by June 8, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

April 21, 2023

PCAOB ID 688

ATLANTIC COASTAL ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$1,252,410	$189,608
Prepaid expenses	101,035	706,870
Total Current Assets	1,353,445	896,478

Deferred tax asset	366,106	—
Marketable securities held in Trust Account	348,936,724	345,023,699
TOTAL ASSETS	$350,656,275	$345,920,177

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$5,765,708	$5,879,357
Advance from related parties	—	62,500
Income taxes payable	1,138,998	—
Total Current Liabilities	6,904,706	5,941,857

Deferred underwriting fee payable	12,075,000	12,075,000
Warrant liabilities	878,333	15,099,405
TOTAL LIABILITIES	19,858,039	33,116,262

Commitments and Contingencies (see Note 6)

Class A common stock subject to possible redemption 34,500,000 shares at $10.10 and $10.00 redemption value at December 31, 2022 and 2021, respectively	348,088,092	345,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized, no shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized, 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	—	—
Accumulated deficit	(17,290,719)	(32,196,948)
Total Stockholders’ Deficit	(17,289,856)	(32,196,085)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$350,656,275	$345,920,177

The accompanying notes are an integral part of the financial statements.

ATLANTIC COASTAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2022	2021

Operational costs	$4,849,949	$7,121,669
Loss from operations	(4,849,949)	(7,121,669)

Other income (expense):
Change in fair value of warrant liabilities	14,221,072	(2,115,071)
Interest earned on marketable securities held in Trust Account	4,645,291	23,699
Termination fee	4,750,799	—
Total other income (expense), net	23,617,162	(2,091,372)

Income (loss) before provision for income taxes	18,767,213	(9,213,041)
Provision for income taxes	(772,892)	—
Net income (loss)	$17,994,321	$(9,213,041)

Weighted average shares outstanding of Class A common stock	34,500,000	27,600,000
Basic and diluted net income (loss) per share, Class A Common stock	$0.42	$(0.27)

Weighted average shares outstanding of Class B common stock	8,625,000	8,276,712
Basic and diluted net income (loss) per share, Class B Common stock	$0.42	$(0.27)

The accompanying notes are an integral part of the financial statements.

ATLANTIC COASTAL ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,000)	$24,000

Remeasurement for Class A Common Stock to redemption amount - Overallotment	—	—	—	—	—	(3,114,000)	(3,114,000)

Remeasurement of Class A common stock to redemption amount	—	—	—	—	(4,178,803)	(19,868,907)	(24,047,710)

Cash paid in excess of fair value of private warrants	—	—	—	—	4,154,666	—	4,154,666

Net loss	—	—	—	—	—	(9,213,041)	(9,213,041)

Balance – December 31, 2021	—	$—	8,625,000	$863	$—	$(32,196,948)	$(32,196,085)

Remeasurement of Class A common stock to redemption amount	—	—	—	—	—	(3,088,092)	(3,088,092)

Net income	—	—	—	—	—	17,994,321	17,994,321

Balance – December 31, 2022	—	$—	8,625,000	$863	$—	$(17,290,719)	$(17,289,856)

The accompanying notes are an integral part of the financial statements.

ATLANTIC COASTAL ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$17,994,321	$(9,213,041)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest earned on marketable securities held in Trust Account	(4,645,291)	(23,699)
Change in fair value of warrant liability	(14,221,072)	2,115,071
Transaction costs incurred in connection with the Initial Public Offering	—	428,394
Deferred tax (benefit)	(366,106)	—
Changes in operating assets and liabilities:
Prepaid expenses	605,835	(706,870)
Accounts payable and accrued expenses	(113,649)	5,878,357
Income taxes payable	1,138,998	—
Net cash provided by (used in) operating activities	$393,036	$(1,521,788)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	$—	$(345,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	732,266	—
Net cash provided by (used in) investing activities	$732,266	$(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$—	$338,100,000
Proceeds from sale of Private Placement Warrants	—	9,100,000
Advances from related party	—	62,500
Repayment of advances from related party	(62,500)	—
Proceeds from promissory note - related party	400,000	(25,050)
Repayment of promissory note	(400,000)	—
Payment of offering costs	—	(526,054)
Net cash (used in) provided by financing activities	$(62,500)	$346,711,396

Net Change in Cash	$1,062,802	$189,608
Cash – Beginning of period	189,608	—
Cash – End of period	$1,252,410	$189,608

Non-Cash investing and financing activities:
Re-measurement of carrying value to redemption value	$3,088,092	$27,617,710
Deferred underwriting fee payable	$—	$12,075,000
Initial value of Class A common stock subject to possible redemption	$—	$345,000,000

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below) and changes in the fair value of warrant liabilities. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $19,122,710, consisting of $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees (see Note 6) and $576,104 of other offering costs.

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

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

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

The Company will have until June 8, 2023 to consummate a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Stockholders as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Consideration of IR Act Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly-traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had cash of $1,252,410 not held in the Trust Account and available for working capital purposes, a working capital deficit of $5,551,261, and total current liabilities of $6,904,706.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through June 8, 2023, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until June 8, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before June 8, 2023, it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination on or prior to June 8, 2023, however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 8, 2023.

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

For the year ended December 31, 2022, we received cash payments under the Termination Agreement totaling $4,750,799.

Litigation Funding Agreement

On September 21, 2022, we entered into a Litigation Funding Agreement (the “Funding Agreement”) with Tappan St Litigation Funding LLC (“Tappan St”), an entity affiliated with certain of our directors and officers described below, pursuant to which Tappan St agreed to fund expenses necessary to pursue legal claims for cash payments that remained owed to the Company in connection with the Termination Agreement (the “Proceeds”). Our audit committee unanimously approved the Funding Agreement on September 21, 2022. Pursuant to the Funding Agreement, Tappan St assumed full responsibility and risk for pursuing any actions under the Termination Agreement in exchange for (i) half of the Proceeds if the Proceeds were less than $3,250,000, (ii) $2,000,000 if the Proceeds were between $3,250,000 and $4,000,000 or (iii) half of the Proceeds if the Proceeds exceeded $4,000,000. Tappan St was ultimately successful in reaching a settlement for an additional $3.6 million, for total Proceeds of $6.7 million, of which Tappan St was entitled to $2.0 million under the Funding Agreement. Each of Shahraab Ahmad, our Chief Executive Officer and one of our directors and Anthony Eisenberg, our Chief Strategy Officer, own a 40 percent interest in Tappan St, and Jason Chryssicas, our Chief Financial Officer, owns a 20 percent interest in Tappan St. Tappan St subsequently entered into a Support Agreement with us in April 2023 to assume responsibility for all of our federal taxes related to the Proceeds received in connection with the Termination Agreement. No taxes related to the Proceeds received by us will be withdrawn from the Trust Account. Additionally, the Support Agreement specifies that Tappan St will use any funds in excess of our federal tax liability to fund the ongoing working capital needs of the Company in perpetuity.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

At December 31, 2022 and 2021, the Class A common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(8,495,000)
Class A common stock issuance costs	(19,122,710)
Plus:
Remeasurement of carrying value to redemption value	27,617,710
Class A common stock subject to possible redemption – December 31, 2021	$345,000,000

Plus:
Remeasurement of carrying value to redemption value	3,088,092
Class A common stock subject to possible redemption – December 31, 2022	$348,088,092

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Lattice Model, specifically a Binomial Lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,566,667 shares in the calculation of diluted income (loss) per common share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31,		Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$14,395,457	$3,598,864	$(7,087,603)	$(2,125,437)
Denominator:
Basic and diluted weighted average stock outstanding	34,500,000	8,625,000	27,600,000	8,276,712
Basic and diluted net income (loss) per common share	$0.42	$0.42	$(0.26)	$(0.26)

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

Advances from Related Party

On December 14, 2021, the Sponsor paid for certain operating costs on behalf of the Company amounting to $62,500. The advances were non-interest bearing and due on demand. As of December 31, 2022, the Company repaid the advances in full.

On December 23, 2021, the Sponsor entered into an Independent Contractor Consulting Agreement (the “Agreement”) with Kingswood LLC (the “Consultant”) pursuant to which the Consultant provided services in connection with the negotiation and execution of a proposed business combination with Essentium Inc. (which proposed business combination has since been terminated) in exchange for a fee of $385,000. The Agreement was entered into prior to the time the principal of the Consultant, Jason Chryssicas, became the Chief Financial Officer of the Company. The Company agreed to reimburse the Sponsor for any out-of-pocket expenses incurred in connection with activities on behalf of the Company such as identifying potential target businesses and performing due diligence on suitable business combinations. As of December 31, 2022, the Company accrued $385,000 in expenses in connection with the Agreement.

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

On April 18, 2022, the Company was advanced $250,000 from Shahraab Ahmad, Chief Executive Officer of the Company (the “April Promissory Note”). On May 27, 2022, the Company was advanced $150,000 from Shahraab Ahmad, Chief Executive Officer of the Company (the “May Promissory Note”, together with the April Promissory Note, the “Notes”). These Notes are non-interest bearing and payable upon the earlier of (i) completion of an initial Business Combination or (ii) liquidation if there is no initial Business Combination. As of December 31, 2022, there were no amounts outstanding under the Notes.

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

Sponsor Commitment

On August 9, 2021, the Sponsor committed to provide the Company with an aggregate of $1,315,000 in loans through December 31, 2022. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of an initial Business Combination. If the Company does not consummate an initial Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans. On November 11, 2021, the Sponsor amended the previous commitment to include an additional $1,055,000 in loans through November 15, 2022. The commitment balance, after the amendment on November 11, 2021, was $2,370,000, of which no amount is outstanding as of December 31, 2022 and 2021. If the Company were to draw upon the commitment, the loans would be non-interest bearing, non-convertible working capital loans to be paid upon the consummation of a business combination.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Stockholder Rights

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and classified as temporary equity.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 8,625,000 Class B common stock issued and outstanding. On April 23, 2021 the underwriters’ fully exercised their over-allotment option. As such, none of the Founder Shares held by the Sponsor were forfeited.

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

NOTE 8. WARRANTS

As of December 31, 2022 and 2021, there were 11,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2022 and 2021, there were 6,066,667 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets (liability):
Net operating loss carryforward	$—	$37,034
Startup/organization expenses	1,263,110	1,469,567
Business combination expenses	366,106	—
Total deferred tax assets	1,629,216	1,506,601
Valuation allowance	(1,263,110)	(1,506,601)
Net deferred tax assets (liability)	$366,106	$—

The income tax provision (benefit) for the years ended December 31, 2022 and 2021 consists of the following:

	2022	2021
Federal
Current	$1,091,988	$—
Deferred	(122,826)	(1,506,391)

State and Local
Current	47,010	—
Deferred	—	—
Change in valuation allowance	(243,280)	1,506,391

Income tax provision	$772,892	$—

As of December 31, 2022 and 2021, the Company had $0 and $176,351 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a partial valuation allowance at December 31, 2022, and a full valuation allowance at December 31, 2021. For the years ended December 31, 2022 and 2021 the change in the valuation allowance was $243,280 and $1,506,391, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2022, and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.25%	0.00%
Change in fair value of warrants	(15.92)%	(4.57)%
Delaware franchise tax – fines and penalties	0.04%	0.00%
Business combination expenses	0.05%	(0.93)%
Valuation allowance	(1.30)%	(15.50)%
Income tax provision	4.12%	0.00%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2022 and 2021 remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.

NOTE 10. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial assets and liabilities that are remeasured and reported at fair value at least annually.

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

At December 31, 2022, assets held in the Trust Account were comprised of $348,936,724 in mutual funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2022, the Company has withdrawn $732,266 amounts of the interest earned on the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $345,023,699 in mutual funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$348,936,724	1	$345,023,699

Liabilities:
Warrant Liability – Public Warrants	1	575,000	1	7,123,201
Warrant Liability – Private Placement Warrants	3	303,333	3	7,976,204

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A Binomial Lattice simulation was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market.

The key Inputs into the model for the Private Placement Warrants were as follows:

	December 31,	December 31,
	2022	2021
Risk-free interest rate	4.69%	1.24%
Term (years)	5	5
Trading days per year	252	252
Expected volatility	10.5%	19.9%
Exercise price	$11.50	$11.50
Stock Price	$10.02	$9.76

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 8, 2021	4,045,334	7,400,000	11,445,334
Initial measurement – Over-allotment	444,000	1,095,000	1,539,000
Change in fair value	3,486,870	—	3,486,870
Transfer to Level 1	—	(8,495,000)	(8,495,000)
Fair value as of December 31, 2021	$7,976,204	$—	$7,976,204
Change in fair value	(7,672,871)	—	(7,672,871)
Fair value as of December 31, 2022	$303,333	$—	$303,333

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $8,495,000. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2022 for the Private Placement Warrants.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On or about February 28, 2023, the Sponsor entered into agreements (“Non-Redemption Agreements”) with several unaffiliated third parties in exchange for them agreeing not to redeem an aggregate of 2,368,264 shares (“Non-Redeemed Shares”) of the Company’s Class A common stock sold in its initial public offering (the “Public Shares”) at the special meeting called by the Company (the “Meeting”) to approve an extension of time for the Company to consummate an initial business combination (the “Charter Amendment Proposal”) from March 8, 2023 to June 8, 2023 (an “Extension”), subject to additional Extension(s) up to September 8, 2023 upon election by the Sponsor. In exchange for the foregoing commitments not to redeem such shares, the Sponsor has agreed to transfer to such investors an aggregate of 355,240 shares of the Company held by the Sponsor immediately following consummation of an initial business combination if they continued to hold such Non-Redeemed Shares through the Meeting.

As a result of the Meeting, effective March 2, 2023, holders of an aggregate of 30,967,389 Public Shares exercised, and did not reverse, their right to redeem their Public Shares and as a result, such holders will receive a payment of approximately $10.14 per share that they redeemed. On March 2, 2023, the Company filed the amendment to its amended and restated certificate of incorporation (the “Amended Charter”) with the Secretary of State of the State of Delaware.

On March 2, 2023, the Sponsor and the Company’s independent directors (collectively, the “Class B Holders”) voluntarily converted 8,624,999 shares of Class B Common Stock of the Company they held as of such date into 8,624,999 shares of Class A common stock of the Company (the “Conversion”) in accordance with the Amended Charter. With respect to shares of Class A common stock that they received as result of the Conversion, the Class B Holders (i) agreed that they would not vote such stock until after the closing of a business combination and (ii) acknowledged that such stock would not be entitled to any distribution from the Company’s trust account.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 21, 2023	ATLANTIC COASTAL ACQUISITION CORP.

	By:	/s/ Shahraab Ahmad
Name: Shahraab Ahmad
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Shahraab Ahmad	Chief Executive Officer and Chairman of the Board of Directors	April 21, 2023
Shahraab Ahmad	(Principal Executive Officer)

/s/ Jason Chryssicas	Chief Financial Officer	April 21, 2023
Jason Chryssicas	(Principal Financial and Accounting Officer)

/s/ Burt Jordan	Director	April 21, 2023
Burt Jordan

/s/ Joanna Lord	Director	April 21, 2023
Joanna Lord

/s/ Iqbaljit Kahlon	Director	April 21, 2023
Iqbaljit Kahlon