Form 10-Q
period 2023-03-31
Atlantic Coastal Acquisition Corp.
filed 2023-05-25
CIK 1836274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 24, 2023, there were 12,157,610 shares of Class A common stock, $0.0001 par value, and 1 share of Class B common stock, $0.0001 par value, issued and outstanding.

ATLANTIC COASTAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ATLANTIC COASTAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$1,490,339	$1,252,410
Due from related party	4,410	—
Prepaid expenses	187,166	101,035
Total Current Assets	1,681,915	1,353,445

Deferred tax asset	366,106	366,106
Marketable securities held in Trust Account	36,518,723	348,936,724
TOTAL ASSETS	$38,566,744	$350,656,275

LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$5,678,257	$5,765,708
Income taxes payable	1,459,425	1,138,998
Excise tax payable	3,141,977	—
Total Current Liabilities	10,279,659	6,904,706

Deferred underwriting fee payable	12,075,000	12,075,000
Warrant liabilities	939,000	878,333
TOTAL LIABILITIES	23,293,659	19,858,039

Commitments and Contingencies (see Note 6)

Class A common stock subject to possible redemption 3,532,611 and 34,500,000 shares at $10.34 and $10.10 redemption value at March 31, 2023 and December 31, 2022, respectively	36,474,420	348,088,092

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized, 8,624,999[1] shares issued and outstanding (excluding 3,532,611 and 34,500,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022, respectively	863	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized, 1 and 8,625,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	863
Additional paid-in capital	—	—
Accumulated deficit	(21,202,198)	(17,290,719)
Total Stockholders’ Deficit	(21,201,335)	(17,289,856)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK, AND STOCKHOLDERS’ DEFICIT	$38,566,744	$350,656,275
1	8,624,999 converted Class B shares are not subject to possible redemption

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022

Operational costs	$743,580	$2,881,785
Loss from operations	(743,580)	(2,881,785)

Other income (expense):
Change in fair value of warrant liabilities	(60,667)	11,955,871
Unrealized gain on marketable securities held in Trust Account	—	(328,881)
Interest earned on marketable securities held in Trust Account	3,305,251	138,352
Interest earned on operating bank accounts	245	—
Total other income, net	3,244,829	11,765,342

Income before provision for income taxes	2,501,249	8,883,557
Provision for income taxes	(686,741)	—
Net income	$1,814,508	$8,883,557

Weighted average shares outstanding of Class A common stock	27,300,785	34,500,000
Basic and diluted net income per share, Class A Common stock	$0.05	$0.21

Weighted average shares outstanding of Class B common stock	5,845,834	8,625,000
Basic and diluted net income per share, Class B Common stock	$0.05	$0.21

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	—	$—	8,625,000	$863	$—	$(17,290,719)	$(17,289,856)

Remeasurement for Class A common stock to redemption amount	—	—	—	—	—	(2,584,010)	(2,584,010)

Excise tax	—	—	—	—	—	(3,141,977)	(3,141,977)

Shareholder non-redemption agreement	—	—	—	—	422,736	—	422,736

Shareholder non-redemption agreement	—	—	—	—	(422,736)	—	(422,736)

Conversion of Class B shares to Class A shares	8,624,999	863	(8,624,999)	(863)	—	—	—

Net income	—	—	—	—	—	1,814,508	1,814,508

Balance — March 31, 2023	8,624,999	$863	1	$—	$—	$(21,202,198)	$(21,201,335)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	8,625,000	$863	$—	$(32,196,948)	$(32,196,085)

Net income	—	—	—	—	—	8,883,557	8,883,557

Balance — March 31, 2022	—	$—	8,625,000	$863	$—	$(23,313,391)	$(23,312,528)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,814,508	$8,883,557
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,305,251)	(138,352)
Unrealized loss on marketable securities held in Trust Account	—	328,881
Change in fair value of warrant liability	60,667	(11,955,871)
Changes in operating assets and liabilities:
Due from related party	(4,410)	—
Prepaid expenses	(86,131)	108,156
Accounts payable and accrued expenses	(87,451)	2,611,560
Income taxes payable	320,427	—
Net cash flows used in operating activities	(1,287,641)	(162,069)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account for working capital purposes	1,525,570	—
Cash withdrawn from Trust Account in connection with redemption	314,197,682	—
Net cash flows provided by financing activities	315,723,252	—

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of common stock	(314,197,682)	—
Net cash flows used in financing activities	(314,197,682)	—

Net Change in Cash	237,929	(162,069)
Cash – Beginning of period	1,252,410	189,608
Cash – End of period	$1,490,339	$27,539

Non-Cash investing and financing activities:
Re-measurement for Class A common stock to redemption amount	$2,584,010	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below) and changes in the fair value of warrant liabilities. The Company has selected December 31 as its fiscal year end.

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

MARCH 31, 2023

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

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The Company will have until June 8, 2023 (the extended date and subject to additional extensions up to September 8, 2023, see below) to consummate a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Stockholders as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

On March 2, 2023, the Company’s stockholders redeemed 30,967,389 Class A shares for a total of $314,197,682. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of March 31, 2023 and determined that a contingent liability should be calculated and recorded. As of March 31, 2023, the Company recorded $3,141,977 of excise tax liability calculated as 1% of shares redeemed.

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Liquidity and Going Concern

As of March 31, 2023, the Company had cash of $1,490,339 not held in the Trust Account and available for working capital purposes, a working capital deficit of $8,553,441, and total current liabilities of $10,279,659.

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

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until June 8, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Although the Company intends to consummate a Business Combination on or before June 8, 2023 (or before September 8, 2023, subject to further extension upon Sponsor election), it is uncertain that the Company will be able to consummate a Business Combination by this time. Management has determined that the liquidity condition, coupled with the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s plan is to complete a business combination on or prior to June 8, 2023 (or before September 8, 2023, subject to further extension upon Sponsor election), however it is uncertain that the Company will be able to consummate a Business Combination or obtain an extension by this time. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 8, 2023 (or before September 8, 2023, subject to further extension upon Sponsor election).

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

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

For the period ended March 31, 2023 and December 31, 2022, we received net cash payments under the Termination Agreement totaling $0 and $4,750,799, respectively. As of the date of this Form 10-Q, the Company does not have any further rights to additional monies or warrants due to the full and final settlement reached with Essentium (as further described below).

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

Since reaching a full and final settlement with Essentium for an additional $3.6 million, the Company does not have any further rights to additional monies or warrants from Essentium.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 21, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

At March 31, 2023 and December 31, 2022, the Class A common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Class A common stock subject to possible redemption – January 1, 2022	345,000,000
Plus:
Remeasurement of carrying value to redemption value	3,088,092
Class A common stock subject to possible redemption – December 31, 2022	348,088,092
Less:
Redemptions	(314,197,682)
Plus:
Remeasurement of carrying value to redemption value	2,584,010
Class A common stock subject to possible redemption – March 31, 2023	$36,474,420

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

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023, and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 27.46% and 0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,566,667 shares in the calculation of diluted income per common share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended
	March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income–- basic and diluted	$1,494,496	$320,012	$7,106,845	$1,776,711
Denominator:
Basic and diluted weighted average common stock outstanding	27,300,785	5,845,834	34,500,000	8,625,000
Basic and diluted net income per common stock	$0.05	$0.05	$0.21	$0.21

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

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Advances from Related Party

On December 14, 2021, the Sponsor paid for certain operating costs on behalf of the Company amounting to $62,500. The advances were non-interest bearing and due on demand. As of March 31, 2023 and December 31, 2022, the Company repaid the advances in full.

On December 23, 2021, the Sponsor entered into an Independent Contractor Consulting Agreement (the “Agreement”) with Kingswood LLC (the “Consultant”) pursuant to which the Consultant provided services in connection with the negotiation and execution of a proposed business combination with Essentium Inc. (which proposed business combination has since been terminated) in exchange for a fee of $385,000. The Agreement was entered into prior to the time the principal of the Consultant, Jason Chryssicas, became the Chief Financial Officer of the Company. The Company agreed to reimburse the Sponsor for any out-of-pocket expenses incurred in connection with activities on behalf of the Company such as identifying potential target businesses and performing due diligence on suitable business combinations. As of March 31, 2023 and December 31, 2022, the Company accrued $0 and $385,000 in expenses in connection with the Agreement, respectively.

Due from Related Party

As of March 31, 2023, the amount of due from related party is $4,410. The balance of $4,410 as of March 31, 2023 consisted of operating expenses of $4,410 paid by the Company on behalf of a related party.

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

On April 18, 2022, the Company was advanced $250,000 from Shahraab Ahmad, Chief Executive Officer of the Company (the “April Promissory Note”). On May 27, 2022, the Company was advanced $150,000 from Shahraab Ahmad, Chief Executive Officer of the Company (the “May Promissory Note”, together with the April Promissory Note, the “Notes”). These Notes are non-interest bearing and payable upon the earlier of (i) completion of an initial Business Combination or (ii) liquidation if there is no initial Business Combination. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Notes.

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

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Sponsor Commitment

On August 9, 2021, the Sponsor committed to provide the Company with an aggregate of $1,315,000 in loans through December 31, 2022. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of an initial Business Combination. If the Company does not consummate an initial Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans. On November 11, 2021, the Sponsor amended the previous commitment to include an additional $1,055,000 in loans through November 15, 2022. The commitment balance, after the amendment on November 11, 2021, was $2,370,000, of which no amount is outstanding as of March 31, 2023 and December 31, 2022. If the Company were to draw upon the commitment, the loans would be non-interest bearing, non-convertible working capital loans to be paid upon the consummation of a business combination.

Non-redemption Agreement

On February 28, 2023, the Company entered into Non-Redemption Agreements with various stockholders pursuant to which these stockholders have committed not to redeem their Company shares until the closing of the initial business combination. In consideration of this agreement, the Sponsor has agreed to transfer a portion of its Class B Common Stock to the Non-Redeeming Stockholders at the closing of the initial business combination. Each Stockholder committed to maintain the lesser of 200,000 public shares and 9.9% of the Class A common stock outstanding after the Meeting after giving effect to all redemptions of Class A common stock in connection with the Meeting. The Sponsor agrees to provide the non-redeeming stockholders with the final number of shares subject to the agreement on the first business day following the end of the Meeting. The Company estimated the aggregate fair value of the 355,240 founders shares attributable to the Non-Redeeming Stockholders to be $422,736 or $1.19 per share. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in the founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. Accordingly, in substance, it was recognized by the Company as a capital contribution by the Sponsor to induce these holders of the Class A shares not to redeem, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

The fair value of the founders shares was based on the following significant inputs:

March 2, 2022
Risk-free interest rate	4.93%
Remaining life of SPAC	0.27
Value in no De-SPAC scenario	$10.00
Probability of transaction	10.00%

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 8,624,999 and 0 shares of Class A common stock issued and outstanding, excluding 3,532,611 and 34,500,000 which are subject to possible redemption and classified as temporary equity, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 1 and 8,625,000 Class B common stock issued and outstanding, respectively. On April 23, 2021 the underwriters’ fully exercised their over-allotment option. As such, none of the Founder Shares held by the Sponsor were forfeited.

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

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

NOTE 8. WARRANTS

As of March 31, 2023 and December 31, 2022, there were 11,500,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants.The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

MARCH 31, 2023

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

As of March 31, 2023 and December 31, 2022, there were 6,066,667 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2023, assets held in the Trust Account were comprised of $36,518,723 in mutual funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2023, the Company has withdrawn $1,525,570 amounts of the interest earned on the Trust Account for working capital purposes and $314,197,682 in connection with redemption.

At December 31, 2022, assets held in the Trust Account were comprised of $348,936,724 in mutual funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2022, the Company has withdrawn $732,266 amounts of the interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	Level	December 31, 2022
Assets:
Marketable securities held in Trust Account	1	$36,518,723	1	$348,936,724

Liabilities:
Warrant Liability – Public Warrants	1	575,000	1	575,000
Warrant Liability – Private Placement Warrants	3	364,000	3	303,333

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

ATLANTIC COASTAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The key Inputs into the model for the Private Placement Warrants were as follows:

	December 31,	March 31,
	2022	2023
Risk-free interest rate	4.87%	4.69%
Term (years)	5	5
Trading days per year	252	252
Expected volatility	13.8%	10.5%
Exercise price	$11.50	$11.50
Stock Price	$10.12	$10.02

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2022	$303,333	$—	$303,333
Change in fair value	60,667	—	60,667
Fair value as of March 31, 2023	$364,000	$—	$364,000

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2023 and 2022 for the Private Placement Warrants.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 27, 2023, the Company received notice (“Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that the Company was not in compliance with Nasdaq’s listing rules (the “Listing Rules”) as set forth in Listing Rule 5550(a)(4) given the Company’s failure to maintain a sufficient number of publicly held shares. Citing the Company’s Form 10-K for the year ending December 31, 2022, Nasdaq calculated the Company’s publicly held shares as 461,370 (which amount excludes shares held by officers, directors, or beneficial owners of 10 percent or more). To satisfy the requirement for continued listing on The Nasdaq Capital Market, the Company must maintain a minimum of 500,000 publicly held shares.

The Company anticipates that any deficiency in its number of publicly held shares will be resolved when certain entities who were included as 10% holders of the Company’s Class A common stock in the Company’s 10-K (based on information in schedule 13G filings) file Form 13Fs with the Securities and Exchange Commission reflecting their holdings of the Company’s stock as of March 31, 2023.

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

For the period ended March 31, 2023 and December 31, 2022, we received cash payments under the Termination Agreement totaling $0 and $4,750,799, respectively. As of the date of this Form 10-Q, the Company does not have any further rights to additional monies or warrants due to the full and final settlement reached with Essentium (as further described above under Note 1 to the Financial Statements).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest dividends on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended March 31, 2023, we had net income of $1,814,508, which consists of interest earned on marketable securities held in Trust Account of $3,305,496, offset by change in fair value of warrant liabilities of $60,667, operational costs of $743,580 and provision for income taxes of $686,741.

For the three months ended March 31, 2022, we had net income of $8,883,557, which consists of a change in fair value of warrant liabilities of $11,955,871 and interest earned on marketable securities held in Trust Account of $138,352, offset by operational costs of $2,881,785 and unrealized loss on marketable securities held in Trust Account of $328,881.

Liquidity and Capital Resources

For the three months ended March 31, 2023, cash provided by operating activities was $1,287,641. Net income of $1,814,508 was affected by change in fair value of warrant liabilities of $60,667 and interest earned on marketable securities held in Trust Account of $3,305,251. Net changes in operating assets and liabilities provided $142,435 of cash for operating activities.

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

As of March 31, 2023, we had marketable securities held in the Trust Account of $36,518,723 (including approximately $7,974,241 of interest income) consisting of mutual funds which invest primarily in U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we have withdrawn $1,575,570 of interest earned from the Trust Account for working capital purposes.

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

As of March 31, 2023, we had cash of $1,490,339. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On December 14, 2021, our Sponsor paid for certain operating costs on behalf of the Company amounting to $62,500. The advances were non-interest bearing and due on demand. As of March 31, 2023 and December 31, 2022, we repaid the advances in full.

On April 18, 2022, pursuant to a promissory note, we were advanced $250,000 from Shahraab Ahmad, Chief Executive Officer of the Company (the “April Promissory Note”). On May 27, 2022, pursuant to a promissory note, we were advanced $150,000 from Shahraab Ahmad, Chief Executive Officer of the Company (the “May Promissory Note”, together with the April Promissory Note, the “Notes”). These Notes are non-interest bearing and payable upon the earlier of (i) completion of an initial Business Combination or (ii) liquidation if there is no initial Business Combination. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Notes.

On December 23, 2021, our Sponsor entered into an Independent Contractor Consulting Agreement (the “Agreement”) with Kingswood LLC (the “Consultant”) pursuant to which the Consultant provided services in connection with the negotiation and execution of a proposed business combination with Essentium Inc. (which proposed business combination has since been terminated) in exchange for a fee of $385,000. The Agreement was entered into prior to the time the principal of the Consultant, Jason Chryssicas, became our Chief Financial Officer. We have agreed to reimburse the Sponsor for any out-of-pocket expenses incurred in connection with activities on behalf of the Company such as identifying potential target businesses and performing due diligence on suitable business combinations. As of March 31, 2023 and December 31, 2022, we accrued $0 and $385,000 in expenses in connection with the Agreement, respectively.

Going Concern

As of March 31, 2023, the Company had cash of $1,490,339 not held in the Trust Account and available for working capital purposes, a working capital deficit of $8,553,441, and total current liabilities of $10,279,659.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay Atlantic Coastal Acquisition Management LLC a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on March 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 and $10,000. Of these amounts, as of March 31, 2023 and 2022 $90,000 and $10,000 are included in accrued expenses in the accompanying condensed balance sheet, respectively.

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

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from income per common share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective due solely to material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and accounting for income taxes. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the condensed financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on April 21, 2023. In addition, we have identified the following additional risks:

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

As a result, included on our condensed balance sheet as of March 31, 2023 are derivative liabilities related to embedded features contained within our Warrants. ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the condensed statements of operations. As a result of the recurring fair value measurement, our condensed financial statements and condensed results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After discussion with and consultation with our advisors, our management concluded that there was a material weakness in our internal controls over financial reporting as of March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

ATLANTIC COASTAL ACQUISITION CORP.

Date: May 25, 2023	By:	/s/ Shahraab Ahmad
	Name:	Shahraab Ahmad
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 25, 2023	By:	/s/ Jason Chryssicas
	Name:	Jason Chryssicas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)